Form 10QSB
period 1997-03-31
AVIATION DISTRIBUTORS INC
filed 1997-05-07
CIK 1018645

        AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 7, 1997

                                                       REGISTRATION NO. 333-8061
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     ___________

                                     FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                              ---------------------------
                                          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT 1934

For the transition period from                      to
                               --------------------    ------------------------

                            Commission file number 0-29028

                             Aviation Distributors, Inc.
                -----------------------------------------------------
                (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                      33-0715685
-------------------------------                    --------------------
(State or Other Jurisdiction of                    (I.R.S. employer
Incorporation or Organization)                      Identification No.)


 One Wrigley Drive  Irvine, California                      92618
---------------------------------------                  ----------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code    (714) 586-7558
                                                  ------------------------

    Indicate by check (X) whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       YES  (X)  NO  ( )

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,165,000 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF MAY 7, 1997.


                            AVIATION DISTRIBUTORS, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,      MARCH 31,
                                                                    1996            1997
                                                                -----------    ------------
                                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                  $    16,985    $    14,132
    Restricted cash                                                 63,458         57,763
    Accounts receivable, net of allowance for doubtful
     accounts of $150,000 at December 1996 and $75,000
     at March 1997                                               5,815,681      7,883,206
    Other receivables                                               66,251         73,576
    Inventories                                                  3,704,911      4,583,982
    Current portion of notes receivable                          1,615,528      1,654,201
    Current portion of notes receivable from officer               408,718        408,718
    Deferred tax asset                                             537,000        171,025
    Prepaid expenses                                                69,724        185,205
                                                              ------------   ------------
         Total current assets                                   12,298,256     15,031,808

PROPERTY AND EQUIPMENT                                           1,784,853      1,860,315
    Less - Accumulated depreciation                                278,686        313,380
                                                              ------------   ------------
                                                                 1,506,167      1,546,935
Notes receivable, net of current portion                         3,056,855      2,626,153
Other assets                                                       246,596              -
                                                              ------------   ------------
                                                                 3,303,451      2,626,153
                                                              ------------   ------------
                                                               $17,107,874    $19,204,896
                                                              ------------   ------------
                                                              ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Checks issued not yet presented for payment                $   935,440    $ 1,033,211
    Accounts payable                                             2,590,222      3,247,514
    Accrued liabilities                                            226,510        274,679
    Income tax payable                                             553,000              -
    Lines of credit                                              5,583,475      4,115,309
    Current portion of long term debt                            2,661,540      1,699,993
    Current portion of capital lease obligations                    18,867         16,654
                                                               -----------    -----------
       Total current liabilities                                12,569,054     10,387,360
Long term debt, net of current portion                           3,985,205      3,551,860
Capital lease obligations, net of current portion                   34,372         31,238
Deferred tax liability                                              51,000         51,000

STOCKHOLDERS' EQUITY:
    Preferred stock, par value of $.01, 3,000,000 shares
    authorized;  none issued and outstanding                             -              -

    Common stock, par value of $.01, 10,000,000 shares
    authorized; 1,785,000 and 2,985,000 shares issued and
    outstanding at December 31, 1996 and March 31, 1997,
    respectively                                                    17,850         29,850

    Additional paid in capital                                     389,150      4,784,979
    Retained earnings                                               61,243        368,609
                                                              ------------   ------------
         Total stockholders' equity                                468,243      5,183,438
                                                              ------------   ------------
                                                               $17,107,874    $19,204,896
                                                              ------------   ------------
                                                              ------------   ------------

The accompanying notes are an integral part of these consolidated balance sheets.

                             AVIATION DISTRIBUTORS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                      ------------------------------------
                                                              1996           1997
                                                           -----------    ----------
                                                           (UNAUDITED)    (UNAUDITED)

DISTRIBUTED SERVICES AND INVENTORY SALES                   $4,089,387    $9,179,469
NET SALES ON CONSIGNMENT AND
  MARKETING AGREEMENTS                                        546,372       274,852
                                                            ---------     ---------

TOTAL NET SALES                                             4,635,759     9,454,321
COST OF SALES                                               3,766,970     7,570,793
                                                            ---------     ---------

    Gross profit                                              868,789     1,883,528
SELLING AND ADMINISTRATIVE EXPENSES                         1,109,488     1,225,514
                                                            ---------     ---------

    Income (loss) from operations                            (240,699)      658,014
OTHER EXPENSES (INCOME):
    Interest expense                                          142,265       275,650
    Interest income                                           (11,639)     (112,446)
    Other income                                                    -          (450)
                                                            ---------      ---------

    Income (loss) before provision for income taxes          (371,325)      495,260
PROVISION FOR INCOME TAXES                                          -       187,894
                                                            ---------     ---------

    Net income (loss)                                      $ (371,325)   $  307,366
                                                             ---------    ---------
                                                             ---------    ---------
Net income (loss) per share                                $    (0.21)   $     0.14
                                                             ---------    ---------
                                                             ---------    ---------
Weighted average shares outstanding                         1,785,000     2,185,000
                                                            ----------    ---------
                                                            ----------    ---------


    The accompanying notes are an integral part of these consolidated statements.

                            AVIATION DISTRIBUTORS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------------
                                                                                   1996          1997
                                                                                  -------       -------
                                                                                (UNAUDITED)   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                            $ (371,325)     $  307,366
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Principal payments of notes receivable                                      336,428         392,029
      Borrowings on notes payable related to inventory purchases                   66,944               -
      Principal payments on notes payable related to inventory purchases                -        (492,029)
      Gain on modified legal settlement                                                 -         (80,000)
      Principal payments on note payable related to legal settlement                    -        (820,000)
      Depreciation and amortization of debt discounts                              27,609          36,641
      Changes in assets and liabilities:
         Accounts receivable, net                                                (190,096)     (2,067,525)
         Other receivables                                                         24,700          (7,325)
         Inventories                                                             (417,633)       (879,071)
         Deferred tax asset                                                             -         365,975
         Other assets                                                             (87,076)        131,115
         Checks issued not yet presented for payment                              (72,881)         97,771
         Accounts payable                                                          (7,953)        657,292
         Accrued liabilities                                                      (13,035)         48,169
         Income tax payable                                                             -        (553,000)
                                                                                ---------      ----------

              Net cash used in operating activities                              (704,318)     (2,862,592)
                                                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                             (48,028)       (75,462)
  (Increase) decrease in restricted cash                                         (477,218)         5,695
                                                                                ----------    ----------

               Net cash used in investing activities                             (525,246)       (69,767)
                                                                                ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on lines of credit                                                 5,685,227      6,207,319
  Principal payments on lines of credit                                        (4,938,580)    (7,675,485)
  Borrowings on long term debt                                                          -        500,000
  Principal payments of long term debt                                           (365,505)      (504,811)
  Principal payments of capital lease obligations                                  (5,669)        (5,346)
  Net proceeds from initial public offering                                             -      4,407,829
                                                                                ----------    ----------

               Net cash provided by financing activities                          375,473      2,929,506
                                                                               ----------     ----------

Net decrease in cash and cash equivalents                                        (854,091)        (2,853)
                                                                                ----------     ----------
Cash and cash equivalents at beginning of period                                  867,721         16,985
                                                                               ----------     ----------

Cash and cash equivalents at end of period                                     $   13,630     $   14,132
                                                                               ----------     ----------
                                                                               ----------     ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                   $  166,868     $  332,482
    Income taxes                                                                   20,000        375,000


       The accompanying notes are an integral part of these consolidated statements.

                             AVIATION DISTRIBUTORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 _ GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 NATURE OF BUSINESS AND OPERATIONS

    Aviation Distributors, Inc. and its subsidiaries (collectively, the "Company") established operations in 1988, incorporated in the state of California in 1992 and reincorporated in the state of Delaware in 1996. The Company is a supplier, distributor and broker of commercial aircraft parts and supplies worldwide.

    On March 3, 1997 the Company's Registration Statement on Form SB-2 relating to the Company's initial public offering of 1,200,000 shares of its common stock was declared effective. On March 7, 1997 the Company closed its public offering of 1,200,000 shares of its common stock at $5 per share. In connection with the initial public offering, the Company granted the underwriters a 45-day option to purchase up to 180,000 additional shares of its common stock to cover over-allotments. The underwriters exercised such over-allotment option and on April 22, 1997, the Company sold an additional 180,000 shares of its common stock at $5 per share.

    The net proceeds from the offering after all expenses were approximately $4.75 million, of such proceeds, $3,800,000 was used to repay a portion of the amount outstanding under two revolving lines of credit, $400,000 was used to repay loans made to the Company by certain of its employees, and the remaining proceeds were used to fund a portion of a legal settlement entered into by the Company. (See Note 4)

    On April 22, 1997 the Company received net proceeds of approximately $792,000 from the exercise of the underwriter's over-allotment option. The proceeds were used for working capital and to reduce vendor payables.

 INTERIM CONSOLIDATED FINANCIAL STATEMENTS

    In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations and cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations and cash flows for the three month period ended March 31, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1997.

    The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in connection with the Company's December 31, 1996 financial statements and the notes thereto included in the Prospectus contained in the Company's Form SB-2 Registration Statement.

 ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ADI Consignment Sales Inc. and Aviation Distributors (Europe) Ltd. All significant intercompany transactions have been eliminated in consolidation.

 CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments with a maturity of less than 90 days to be cash equivalents.

 RESTRICTED CASH

    Restricted cash consists of short term certificates of deposits held as security for letters of credit issued on behalf of the Company by financial institutions.

 INVENTORIES

    Inventories, which consist primarily of aircraft parts, are stated at the lower of cost or market with cost determined on a first-in, first-out basis. Expenditures required for the rectification of parts are capitalized as inventory cost as incurred and are expensed as the parts associated with the rectification are sold.

 PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost. Depreciation expense is provided using the straight line method over the estimated useful lives of the assets, ranging from five to thirty years. Expenditures for repairs and maintenance are expensed as incurred. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. The carrying amounts of assets which are sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in operations.

REVENUE RECOGNITION

    Sales of aircraft parts are recognized as revenues when the product is shipped and title has passed to the customer. The Company provides an allowance for estimated product returns.

    Distributed services and inventory sales represent sales of inventory located through outside parties and sales of company-owned inventory. Net sales on consignment and marketing agreements represent revenue related to sales of inventory held on consignment and sales of inventory obtained through marketing agreements.

 INCOME TAXES

    The Company accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

 RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to the current period's presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 1997, the Financial Accounting Standards Board (FASB) issued FASB# 128 "Earnings Per Share." FASB #128 will be effective for the Company beginning December 31, 1997. Among other things, FASB #128 replaces primary earnings per share with basic earnings per share. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding (no dilution for any potentially dilutive securities is included). Pro forma earnings per share information, as if FASB #128 was followed is as follows:

                                    Three Months                Three Months
                                 ended March 31, 1997       ended March 31, 1996
                                 --------------------       --------------------

Basic earnings per share               $ 0.14                       $(0.21)
Diluted earnings per share             $ 0.14                       $(0.21)

NOTE 2 _ ACCOUNTS RECEIVABLE:

    The Company distributes products in the United States and abroad to commercial airlines, air cargo carriers, distributors, maintenance facilities and other aerospace companies. The Company's credit risks consist of accounts receivable denominated in U.S. dollars from customers in the aircraft industry. The Company performs periodic credit evaluations of its customers' financial conditions and provides an allowance for doubtful accounts as required. The Company, at times, offers extended payment terms of up to one year on its receivables.

    The Company insures the majority of its international customers through an export credit insurance policy. The policy has an aggregate limit of $5 million, a one-time annual deductible of $35,000 for any claim(s) for the period, a premium rate of $.75 per $100 of insured receivables and the policy expires on November 1, 1997. This policy covers 90% of the insured balance.

    The Company also insures certain of its domestic customer accounts under another policy.

NOTE 3 _ COMMITMENTS AND CONTINGENCIES:

    In 1996, the Company entered into an agreement to purchase approximately $7.0 million of inventory from a vendor. Under the terms of the agreement, the Company will remit 36 equal monthly installments after receipt of 30% of the inventory. As of March 31, 1997, the Company had started receiving inventory under this agreement. The inventory had not been formally accepted as inspection of the inventory had not been completed.

NOTE 4 _ LEGAL SETTLEMENT:

    In February 1996, an action was brought against the Company arising out of a dispute relating to an agreement between the Company and a customer. The plaintiff claimed, among other things, damages of $3,518,000, interest, attorney fees and punitive damages. In August 1996, the Company made a partial payment to such customer of $166,000. Although the Company believed it had meritorious defenses to this dispute, in August 1996, counsel advised the Company that final judicial resolution of such matter could take several years. Consequently, in order to prevent future strain on the Company's financial and human resources necessary to defend the dispute, to avoid the uncertainties associated with litigation generally and to pursue an initial public offering in a timely manner, the Company made a strategic business decision to resolve this dispute, and on November 1, 1996, entered into a settlement agreement with such customer.

    Pursuant to such settlement agreement, the Company was to pay such customer $1.2 million, of which $300,000 was paid upon execution of the settlement agreement. On March 14, 1997 the Company modified the settlement agreement by paying the customer $850,000 in exchange for full satisfaction of all remaining monetary obligations owed to the customer under the settlement agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    This discussion and analysis should be read in conjunction with the information set forth under: Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 13 through 20 of the Company's Form SB-2 dated March 3, 1997. This discussion contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward looking statements involve risks and uncertainties and actual results could differ from those described herein and future results may be subject to numerous factors, many of which are beyond the control of the Company.

OVERVIEW

    The Company's business as a supplier, distributor and seller of commercial aircraft parts and supplies was established in October 1988. The Company was incorporated in California in February 1992 and reincorporated in Delaware in July 1996.

GENERAL

    Net sales consist primarily of gross sales, net of allowance for returns and other adjustments. Cost of sales consists primarily of product costs, freight charges and an inventory provision for damaged and obsolete products. Product costs consist of the acquisition costs of the products and costs associated with repairs, maintenance and certification.

    Net sales and gross profit depend in large measure on the volume and timing of sales orders received during the period and the mix of aircraft parts contained in the Company's inventory. Sales and gross profit can be impacted by the timing of bulk inventory purchases. In general, bulk inventory purchases allow the Company to obtain large inventories of aircraft parts at a lower cost than can ordinarily be obtained by purchasing such parts on an individual basis. Thus, these bulk purchases allow the Company to receive larger gross margins on its sale of aircraft parts since the cost of purchase is reduced.

    Sales can be impacted by marketing and consignment agreements because such agreements give the Company increased access to aircraft parts. Net profits are impacted by marketing agreements because the Company does not incur costs associated with carrying owned inventory due to the fact that a party who has entered into a marketing agreement with the Company is responsible for storing and maintaining the inventory to which the Company has access pursuant to such marketing agreement. Generally, sales from consignment and marketing agreements are not as profitable as sales from bulk inventory purchases.

    The following table sets forth certain information relating to the Company's operations for the three months ended March 31, 1996 and 1997 (dollars in thousands):


                                                           1996                             1997
                                                 --------------------------        -----------------------
    Distributed services and inventory sales       $4,090            88.2%         $9,179           97.1%
    Net sales on consignment and marketing
       agreements                                     546            11.8             275            2.9
                                                   ------          ------          ------        -------
    Net sales                                       4,636           100.0           9,454          100.0
    Cost of sales                                   3,767            81.3           7,571           80.1
                                                   ------          ------          ------        -------

              Gross profit                            869            18.7           1,883           19.9
    Selling and administrative expenses             1,110            23.9           1,225           12.9
                                                   ------          ------          ------        -------

    Income (loss) from operations                   (241)           (5.2)             658            7.0
    Interest expense, net                            131             2.8              163            1.7
    Net income (loss)                               (371)           (8.0)             307            3.2


    DISTRIBUTED SERVICES AND INVENTORY SALES. Distributed services and inventory sales represent sales of inventory located through outside parties and sales of Company-owned inventory. Distributed services and inventory sales increased from $4.1 million for the three months ended March 31, 1996 to $9.2 million for the three months ended March 31, 1997, an increase of $5.1 million or 124.4%. This increase was primarily due to an increase in the Company's availability of aircraft parts as a result of a bulk inventory purchase received during the first three quarters of 1996, the addition of new sales personnel and emphasis on development of new domestic customers and some larger international customers. The Company also had two large transactions during the first quarter of 1997 that contributed approximately $1.6 million of distributed services sales.

    Sales from distributed services represented approximately 98.2% and 94.1% of total distributed services and inventory sales for the three months ended March 31, 1996 and 1997, respectively. Sales of Company-owned inventory represented approximately 1.8% and 5.9% of total distributed services and inventory sales for the three months ended March 31, 1996 and 1997, respectively. The increase in the percentage of the sales of Company-owned inventory was primarily due to a bulk inventory purchase during the first three quarters of 1996.

    NET SALES ON CONSIGNMENT AND MARKETING AGREEMENTS. Net sales on consignment and marketing agreements represent total revenue, including commissions, related to sales of inventory held on consignment and sales of inventory obtained through marketing agreements. Net sales on consignment and marketing agreements decreased from $546,000 for the three months ended
March 31, 1996 to $275,000 for the three months ended March 31, 1997, a decrease of $271,000 or 49.6%. This decrease was primarily due to a decrease in the number of consignment and marketing agreements the Company had entered into during the first quarter of 1997.

    NET SALES. Net sales increased from $4.6 million for the three months ended March 31, 1996 to $9.5 million for the three months ended March 31, 1997, an increase of $4.9 million or 106.5%. This increase was primarily due to additional sales personnel hired in the third and fourth quarters of 1996, continued efforts to strengthen relationships with customers and the availability of additional parts as a result of a bulk inventory purchase received during the first three quarters of 1996. See "Distributed services and inventory sales."

    COST OF SALES. Cost of sales increased from $3.8 million for the three months ended March 31, 1996 to $7.6 million for the three months ended March 31, 1997, an increase of $3.8 million or 100.0%. This increase was attributable to the increase in net sales.

    GROSS PROFIT. Gross profit increased from $869,000 for the three months ended March 31, 1996 to $1.9 million for the three months ended March 31, 1997, an increase of $1 million or 115.1%. This increase was a result of the increase in net sales. Gross profit margin slightly increased from 18.7% for the three months ended March 31, 1996 to 19.9% for the three months ended March 31, 1997. The increase in gross profit margin was attributable to lower product acquisition costs somewhat offset by lower margins from the two larger transactions. See "Distributed services and inventory sales."

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of management compensation, commission expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses slightly increased from $1.1 million for the three months ended March 31, 1996 to $1.2 million for the three months ended March 31, 1997, an increase of $100,000 or 9.1%. This increase was principally due to higher personnel costs necessary to respond to the Company's growth, including salaries, taxes, insurance and commission expenses. As a percentage of net sales, selling and administrative expenses decreased from 23.9% for the three months ended March 31, 1996 to 12.9% for the three months ended March 31, 1997. The decrease as a percentage of net sales was primarily due to management effectively controlling administrative expenses.

    INCOME FROM OPERATIONS. As a result of the above factors, income from operations for the three months ended March 31, 1997 increased $899,000 compared to the three months ended March 31, 1996. The increase primarily reflects higher net sales and gross profit realized during the first quarter of 1997.
See "Net Sales" and "Gross profit."

    INTEREST EXPENSES, NET. Net interest expense increased from $131,000 for the three months ended March 31, 1996 to $163,000 for the three months ended March 31, 1997. The increase in interest expense was due to an increase in borrowings under the Company's lines of credit during the first quarter of 1997.

    NET INCOME (LOSS). Net income (loss) increased from ($371,000) for the three months ended March 31, 1996 to $307,000 for the three months ended March 31, 1997, an increase of $678,000. This increase was attributable to the increase in net sales and gross profit, somewhat offset by slightly higher selling and administrative expenses and interest expenses. See "Net sales," "Gross profit," "Selling and administrative expenses," and "Interest expenses, net."

LIQUIDITY AND CAPITAL RESOURCES

    On March 3, 1997 the Company's Registration Statement on Form SB-2 relating to the Company's initial public offering of 1,200,000 shares of its common stock was declared effective. On March 7, 1997 the Company closed its initial public offering of 1,200,000 shares of its common stock at $5 per share. In connection with the initial public offering, the Company granted the underwriters a 45-day option to purchase up to 180,000 additional shares of its common stock to cover over-allotments. The underwriters exercised such over-allotment option and on April 22, 1997, the Company sold an additional 180,000 shares of its common stock at $5 per share.

    The net proceeds from the offering after all expenses were approximately $4.75 million, of such proceeds, $3,800,000 was used to repay a portion of the amount outstanding under two revolving lines of credit, $400,000 was used to repay loans made to the Company by certain of its employees, and the remaining proceeds were used to fund a portion of a legal settlement entered into by the Company.

    On April 22, 1997 the Company received net proceeds of approximately $792,000 from the exercise of the underwriter's over-allotment option. The proceeds were used for working capital and to reduce vendor payables.

    The Company's two revolving lines of credit provide working capital of up to $6.5 million with interest at prime plus 1.0 to 1.5 percent subject to an availability calculation based on the eligible borrowing base. The eligible borrowing base, currently reduced by a letter of credit for $150,000, includes certain receivables and inventories of the Company. The $4.5 million line of credit matures on March 31, 1998. The $2.0 million line of credit matures on August 31, 1997. The Company is currently in discussions with financial institutions with respect to additional sources of financing.

    The two revolving lines of credit provide for their suspension and repayment of all debt (i) in the event of a material adverse change in the Company's financial condition, (ii) if the lender believes the prospect of payment or performance of the indebtedness is impaired, or (iii) upon a change of control. The $4.5 million line of credit requires the Company to have a tangible net worth of at least $750,000 beginning January 31, 1997. The Company is in compliance with the tangible net worth requirement at March 31, 1997. In addition, the two revolving lines of credit require mandatory repayments from excess cash flow. Substantially all of the Company's assets are pledged as collateral for amounts borrowed.

    In February 1996, an action was brought against the Company arising out of a contract dispute between the Company and one of its customers. In August 1996, the Company made a partial settlement payment to such customer in the amount of $166,000, which was financed through additional borrowings under the Company's lines of credit. Although the Company believed it had meritorious defenses to this dispute, counsel advised the Company that final judicial resolution of such matter could take several years. Consequently, in order to prevent future strain on the Company's financial and human resources necessary to defend the dispute, to avoid the uncertainties associated with litigation generally and to pursue an initial public offering in a timely manner, the Company made a strategic business decision to resolve this dispute, and on November 1, 1996, entered into a settlement agreement with such customer. Pursuant to such settlement agreement, the Company was to pay such customer $1.2 million, of which $300,000 was paid upon execution of the settlement agreement, which was financed through additional borrowings under the Company's lines of credit.

    On March 14, 1997 the Company modified the settlement agreement by paying the customer $850,000 in exchange for full satisfaction of all remaining monetary obligations owed to the customer under the settlement agreement. This amount was financed through the proceeds from the offering and through additional borrowings under the Company's lines of credit.

    On April 16, 1997, the Company entered into an agreement to lease approximately 33,000 square feet of office and warehouse space located in Lake Forest, California. In addition, the Company has listed to sell the building presently owned. Net proceeds resulting from the sale are expected to offset the costs associated with relocation and improvements to the new leased facility.

    The Company expects its cash requirements to increase significantly in future periods. The Company will require substantial funds to purchase inventory on a bulk basis.

    The Company believes that the net proceeds from its initial public offering will be sufficient to meet its cash requirements for at least the next twelve months. There can be no assurance that the Company will not require additional financing during such period or that financing will be available on a timely basis and at acceptable terms, if at all.

    As part of its growth strategy, the Company intends to pursue acquisitions of bulk inventories of aircraft parts. Financing for such acquisitions will be provided from operations and from borrowings under the Company's lines of credit. The Company may also issue additional debt and/or equity securities in connection with one or more of these acquisitions.

                              PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGES IN SECURITIES

         Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

Item 5.  OTHER INFORMATION

    In February 1996, an action was brought against the Company arising out of a dispute relating to an agreement between the Company and a customer. The plaintiff claimed, among other things, damages of $3,518,000, interest, attorney fees and punitive damages. In August 1996, the Company made a partial payment to such customer of $166,000. Although the Company believed it had meritorious defenses to this dispute, in August 1996, counsel advised the Company that final judicial resolution of such matter could take several years. Consequently, in order to prevent future strain on the Company's financial and human resources necessary to defend the dispute, to avoid the uncertainties associated with litigation generally and to pursue an initial public offering in a timely manner, the Company made a strategic business decision to resolve this dispute, and on November 1, 1996, entered into a settlement agreement with such customer.

    Pursuant to such settlement agreement, the Company was to pay such customer $1.2 million, of which $300,000 was paid upon execution of the settlement agreement. On March 14, 1997 the Company modified the settlement agreement by paying the customer $850,000 in exchange for full satisfaction of all remaining monetary obligations owed to the customer under the settlement agreement.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


**3.1    Amended and Restated Certificate of Incorporation of the Registrant

**3.2    Bylaws, as amended, of the Registrant

**3.3 Amendment to Amended and Restated Certificate of Incorporation of the Registrant

**4.1    Specimen Common Stock Certificate

**4.2    Form of Warrant Agreement

**10.2   1996 Stock Option and Incentive Plan

**10.3 Aircraft Purchase Agreement, dated August 8, 1995, by and between Alia The Royal Jordanian Airlines and Aviation Distributors Incorporated

**10.4 Aircraft Purchase Agreement, dated January 4, 1995, by and between Air China Group Import & Export Trading Co. and Aviation Distributors Incorporated

**10.5 Revolving Credit Facility, dated August 22, 1996, by and between Aviation Distributors Incorporated and Far East National Bank

**10.6   Employment Agreement, dated as of July 16, 1996, by and between Osamah
         S. Bakhit and Aviation Distributors Incorporated

**10.7   Employment Agreement, dated as of July 16, 1996, by and between Mark
         W. Ashton and Aviation Distributors Incorporated

**10.8 Employment Agreement, dated as of July 16, 1996, by and between Jeffrey G. Ward and Aviation Distributors Incorporated

**10.9 Commercial Lease, dated June 11, 1996, by and between Francis De Leone and Aviation Distributors, Inc.

**10.10 Lease Agreement, dated January 1, 1996, by and between Ian and Robert Burton Limited and Aviation Distributors (Europe) Limited

**10.11 Revolving Credit Facility, dated August 31, 1996, by and between Aviation Distributors Incorporated and Far East National Bank

**10.12 Non-Revolving Credit Facility dated August 22, 1996, by and between Aviation Distributors, Incorporated and Far East National Bank

**10.13 Amended and Restated Employment Agreement, dated as of July 16, 1996, by and between Osamah S. Bakhit and Aviation Distributors Incorporated

**10.14 Amended and Restated Promissory Note from Osamah S. Bakhit to Aviation Distributors, Inc., dated as of December 31, 1995

**10.15  Settlement Agreement dated as of November 1, 1996

**10.16  Form of Indemnity Agreement

**10.17 Promissory Note between Aviation Distributors, Inc. and Mark W. Ashton, dated January 28, 1997

**10.18 Promissory Note between Aviation Distributors, Inc. and Osamah S. Bakhit, dated January 28, 1997

**10.19 Promissory Note between Aviation Distributors, Inc. and Jim Goulet, dated January 28, 1997

**10.20 Promissory Note between Aviation Distributors, Inc. and Steve Hayer, dated January 28, 1997

**10.21 Promissory Note between Aviation Distributors, Inc. and Elizabeth Morgan, dated January 28, 1997

**10.22 Promissory Note between Aviation Distributors, Inc. and Magda Reichenberg, dated January 28, 1997

**10.23 Promissory Note between Aviation Distributors, Inc. and Leza Ann Waner, dated January 28, 1997

**10.24 Promissory Note between Aviation Distributors, Inc. and Jeffrey G. Ward, dated January 28, 1997

**10.25 Amendment to Promissory Note between Aviation Distributors, Inc. and Mark W. Ashton, dated February 3, 1997

**10.26 Amendment to Promissory Note between Aviation Distributors, Inc. and Osamah S. Bakhit, dated February 3, 1997

**10.27 Amendment to Promissory Note between Aviation Distributors, Inc. and Jim Goulet, dated February 3, 1997

**10.28 Amendment to Promissory Note between Aviation Distributors, Inc. and Steve Hayer, dated February 3, 1997

**10.29 Amendment to Promissory Note between Aviation Distributors, Inc. and Elizabeth Morgan, dated February 3, 1997

**10.30 Amendment to Promissory Note between Aviation Distributors, Inc. and Magda Reichenberg, dated February 3, 1997

**10.31 Amendment to Promissory Note between Aviation Distributors, Inc. and Leza Ann Waner, dated February 3, 1997

**10.32 Amendment to Promissory Note between Aviation Distributors, Inc. and Jeffrey G. Ward, dated February 3, 1997

**10.33 Promissory Note between Aviation Distributors, Inc. and Osamah S. Bakhit, dated December 31, 1996

 *10.34 Acknowledgment of Receipt of Settlement Funds by and among Compania Mexicana de Aviacion, S.A. de C.V., ADI Consignment Sales, Inc., Aviation Distributors, Inc. and Osamah S. Bakhit

---------------------

*        Filed herewith.

** Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form SB-2 previously filed by the Registrant (File No. 333-8061).

(b)      Reports on Form 8-K

         None.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date     May 7, 1997                   AVIATION DISTRIBUTORS, INC.
     -----------------------

                                       By:  /s/OSAMAH S. BAKHIT
                                          ---------------------------
                                            Osamah S. Bakhit
                                            President and
                                            Chief Executive Officer


                                       By:  /s/MARK W. ASHTON
                                          ---------------------------
                                            Mark W. Ashton
                                            Chief Financial Officer and
                                            Vice President of Finance

                                    EXHIBIT INDEX


Exhibit
Number                                 Title
-------                                -----

**3.1    Amended and Restated Certificate of Incorporation of the Registrant

**3.2    Bylaws, as amended, of the Registrant

**3.3 Amendment to Amended and Restated Certificate of Incorporation of the Registrant

**4.1    Specimen Common Stock Certificate

**4.2    Form of Warrant Agreement

**10.2   1996 Stock Option and Incentive Plan

**10.3 Aircraft Purchase Agreement, dated August 8, 1995, by and between Alia The Royal Jordanian Airlines and Aviation Distributors Incorporated

**10.4 Aircraft Purchase Agreement, dated January 4, 1995, by and between Air China Group Import & Export Trading Co. and Aviation Distributors Incorporated

**10.5 Revolving Credit Facility, dated August 22, 1996, by and between Aviation Distributors Incorporated and Far East National Bank

**10.6   Employment Agreement, dated as of July 16, 1996, by and between Osamah
         S. Bakhit and Aviation Distributors Incorporated

**10.7   Employment Agreement, dated as of July 16, 1996, by and between Mark
         W. Ashton and Aviation Distributors Incorporated

**10.8 Employment Agreement, dated as of July 16, 1996, by and between Jeffrey G. Ward and Aviation Distributors Incorporated

**10.9 Commercial Lease, dated June 11, 1996, by and between Francis De Leone and Aviation Distributors, Inc.

**10.10 Lease Agreement, dated January 1, 1996, by and between Ian and Robert Burton Limited and Aviation Distributors (Europe) Limited

**10.11 Revolving Credit Facility, dated August 31, 1996, by and between Aviation Distributors Incorporated and Far East National Bank

**10.12 Non-Revolving Credit Facility dated August 22, 1996, by and between Aviation Distributors, Incorporated and Far East National Bank

**10.13 Amended and Restated Employment Agreement, dated as of July 16, 1996, by and between Osamah S. Bakhit and Aviation Distributors Incorporated

**10.14 Amended and Restated Promissory Note from Osamah S. Bakhit to Aviation Distributors, Inc., dated as of December 31, 1995

**10.15  Settlement Agreement dated as of November 1, 1996

**10.16  Form of Indemnity Agreement

**10.17 Promissory Note between Aviation Distributors, Inc. and Mark W. Ashton, dated January 28, 1997

**10.18 Promissory Note between Aviation Distributors, Inc. and Osamah S. Bakhit, dated January 28, 1997

**10.19 Promissory Note between Aviation Distributors, Inc. and Jim Goulet, dated January 28, 1997

**10.20 Promissory Note between Aviation Distributors, Inc. and Steve Hayer, dated January 28, 1997

**10.21 Promissory Note between Aviation Distributors, Inc. and Elizabeth Morgan, dated January 28, 1997

**10.22 Promissory Note between Aviation Distributors, Inc. and Magda Reichenberg, dated January 28, 1997

**10.23 Promissory Note between Aviation Distributors, Inc. and Leza Ann Waner, dated January 28, 1997

**10.24 Promissory Note between Aviation Distributors, Inc. and Jeffrey G. Ward, dated January 28, 1997

**10.25 Amendment to Promissory Note between Aviation Distributors, Inc. and Mark W. Ashton, dated February 3, 1997

**10.26 Amendment to Promissory Note between Aviation Distributors, Inc. and Osamah S. Bakhit, dated February 3, 1997

**10.27 Amendment to Promissory Note between Aviation Distributors, Inc. and Jim Goulet, dated February 3, 1997

**10.28 Amendment to Promissory Note between Aviation Distributors, Inc. and Steve Hayer, dated February 3, 1997

**10.29 Amendment to Promissory Note between Aviation Distributors, Inc. and Elizabeth Morgan, dated February 3, 1997

**10.30 Amendment to Promissory Note between Aviation Distributors, Inc. and Magda Reichenberg, dated February 3, 1997

**10.31 Amendment to Promissory Note between Aviation Distributors, Inc. and Leza Ann Waner, dated February 3, 1997

**10.32 Amendment to Promissory Note between Aviation Distributors, Inc. and Jeffrey G. Ward, dated February 3, 1997

**10.33 Promissory Note between Aviation Distributors, Inc. and Osamah S. Bakhit, dated December 31, 1996

*10.34 Acknowledgment of Receipt of Settlement Funds by and among Compania Mexicana de Aviacion, S.A. de C.V., ADI Consignment Sales, Inc., Aviation Distributors, Inc. and Osamah S. Bakhit

---------------------

*        Filed herewith.

** Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form SB-2 previously filed by the Registrant (File No. 333-8061).