Form 10QSB
period 1997-06-30
AVIATION DISTRIBUTORS INC
filed 1997-08-14
CIK 1018645

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 14, 1997

                                                       REGISTRATION NO. 333-8061

--------------------------------------------------------------------------------


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               ___________

                               FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                               -------------------------------------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT 1934

For the transition period from                           to
                               -------------------------    --------------------

                        Commission file number 0-29028

                          Aviation Distributors, Inc.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                        33-0715685
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                           (I.R.S. employer
 Incorporation or Organization)                           Identification No.)

        One Wrigley Drive  Irvine, California                      92618
--------------------------------------------------------------------------------
      (Address of Principal Executive Offices)                   (Zip Code)

      Registrant's Telephone Number, Including Area Code    (714) 586-7558
                                                         ---------------------

     Indicate by check (X) whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  (X)  NO  ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,165,000 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF AUGUST 14, 1997.

                       AVIATION DISTRIBUTORS, INC.
                       CONSOLIDATED BALANCE SHEETS


                                                             DECEMBER 31,        JUNE 30,
                                                               1996                1997
                                                           --------------      --------------
ASSETS                                                                           (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                 $    16,985         $   468,362
    Restricted cash                                                63,458           1,275,539
    Accounts receivable, net of allowance for doubtful          5,815,681           8,840,505
     accounts of $150,000 at December 1996 and $346,316
     at June 1997
    Other receivables                                              66,251              77,925
    Inventories                                                 3,704,911           7,077,858
    Current portion of notes receivable                         1,615,528           1,654,201
    Current portion of notes receivable from officer              408,718             408,718
    Deferred tax asset                                            537,000             171,025
    Prepaid expenses                                               69,724             210,792

                                                           --------------      --------------
         Total current assets                                  12,298,256          20,184,925

PROPERTY AND EQUIPMENT                                          1,784,853           1,920,291

    Less - Accumulated depreciation                               278,686             351,752
                                                           --------------      --------------
                                                                1,506,167           1,568,539
Notes receivable, net of current portion                        3,056,855           2,230,058
Other assets                                                      246,596               -
                                                           --------------      --------------
                                                                3,303,451           2,230,058
                                                           --------------      --------------
                                                              $17,107,874         $23,983,522
                                                           --------------      --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Checks issued not yet presented for payment               $   935,440         $   617,544
    Accounts payable                                            2,590,222           3,616,604
    Accrued liabilities                                           226,510             171,327
    Income tax payable                                            553,000             385,400
    Lines of credit                                             5,583,475           6,231,645
    Current portion of long term debt                           2,661,540           3,165,262
    Current portion of capital lease obligations                   18,867              16,654
                                                           --------------      --------------
         Total current liabilities                             12,569,054          14,204,436
Long term debt, net of current portion                          3,985,205           3,149,241
Capital lease obligations, net of current portion                  34,372              27,177
Deferred tax liability                                             51,000              51,000
STOCKHOLDERS' EQUITY:
    Preferred stock, par value of $.01, 3,000,000 shares            -                   -
     authorized;  none issued and outstanding
    Common stock, par value of $.01, 10,000,000 shares             17,850              31,650
     authorized; 1,785,000  and 3,165,000 shares issued
     and outstanding at December 31, 1996 and June 30,
     1997, respectively
    Additional paid in capital                                    389,150           5,543,630
    Retained earnings                                              61,243             976,388
                                                           --------------      --------------
         Total stockholders' equity                               468,243           6,551,668
                                                           --------------      --------------
                                                              $17,107,874         $23,983,522
                                                           --------------      --------------


The accompanying notes are an integral part of these consolidated balance sheets.

                          AVIATION DISTRIBUTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       FOR THE THREE MONTHS ENDED JUNE 30,       FOR THE SIX MONTHS ENDED JUNE 30,
                                                       -----------------------------------      -----------------------------------
                                                          (UNAUDITED)        (UNAUDITED)                             (UNAUDITED)
                                                             1996               1997                  1996              1997
                                                       -----------------  ----------------      -----------------  ----------------
DISTRIBUTED SERVICES AND INVENTORY SALES                      $5,808,398      $  9,697,640           $  9,897,785       $18,877,109
NET SALES ON CONSIGNMENT AND
  MARKETING AGREEMENTS                                         1,277,135           387,200              1,823,507           662,052
                                                       -----------------  ----------------      -----------------  ----------------

TOTAL NET SALES                                                7,085,533        10,084,840             11,721,292        19,539,161

COST OF SALES                                                  4,858,507         7,171,368              8,625,477        14,742,161
                                                       -----------------  ----------------      -----------------  ----------------

         Gross profit                                          2,227,026         2,913,472              3,095,815         4,797,000

SELLING AND ADMINISTRATIVE EXPENSES                            1,107,157         1,793,749              2,216,645         3,019,263
                                                       -----------------  ----------------      -----------------  ----------------

         Income from operations                                1,119,869         1,119,723                879,170         1,777,737

OTHER EXPENSES (INCOME):

         Interest expense                                        466,483           232,935                608,748           508,585

         Interest income                                        (284,268)         (109,173)              (284,268)         (221,638)

         Other income                                              -                 -                    (11,730)             (450)
                                                       -----------------  ----------------      -----------------  ----------------

         Income before provision for income taxes                937,654           995,961                566,420         1,491,240

PROVISION FOR INCOME TAXES                                       169,634           388,200                169,634           576,094
                                                       -----------------  ----------------      -----------------  ----------------

         Net income                                           $  768,020        $  607,761             $  396,786        $  915,146
                                                       -----------------  ----------------      -----------------  ----------------

Net income per share                                          $     0.43        $     0.20             $     0.22        $     0.35
                                                       -----------------  ----------------      -----------------  ----------------

Weighted average shares outstanding                            1,785,000         3,123,000              1,785,000         2,650,000
                                                       -----------------  ----------------      -----------------  ----------------


 The accompanying notes are an integral part of these consolidated statements.

                          AVIATION DISTRIBUTORS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                                             1996                    1997
                                                                       ----------------        ----------------
                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                            $     396,786           $     915,146

    Adjustments to reconcile net income to net cash
      used in operating activities:
         Principal payments of notes receivable                                 715,484                 788,125
         Borrowings on notes payable related to inventory  purchases          1,088,906               1,610,183
         Principal payments on notes payable related to inventory             (200,000)             (1,044,318)
         purchases
         Reduction in amount due on notes payable related to inventory        (210,950)                  -
         purchases
         Reduction in amount due on legal settlement                             -                     (80,000)
         Principal payments on note payable related to legal settlement           -                   (820,000)
         Depreciation and amortization of debt discounts                        107,780                  84,653
         Changes in assets and liabilities:
              Accounts receivable, net                                      (1,464,266)             (3,024,824)
              Other receivables                                                (76,133)                (11,674)
              Inventories                                                     (582,518)             (3,372,947)
              Deferred tax asset                                                 -                      365,975
              Other assets                                                    (266,036)                 105,527
              Checks issued not yet presented for payment                        76,968               (317,896)
              Accounts payable                                                (465,830)               1,026,382
              Accrued liabilities                                              (96,069)                (55,183)
              Income tax payable                                                195,000               (167,600)
                                                                       ----------------        ----------------

                   Net cash used in operating activities                      (780,878)             (3,998,451)
                                                                       ----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                       (115,997)               (135,438)
    (Increase) decrease in restricted cash                                      184,291             (1,212,081)
                                                                       ----------------        ----------------

                   Net cash provided by (used in)investing activities            68,294             (1,347,519)
                                                                       ----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on lines of credit                                            12,304,964              20,065,229
    Principal payments on lines of credit                                  (11,684,217)            (19,417,059)
    Borrowings on long term debt                                                 -                      500,000
    Principal payments of long term debt                                      (761,296)               (509,694)
    Principal payments of capital lease obligations                            (11,551)                 (9,409)
    Contributed capital from initial public offering                             -                    4,407,829
    Contributed capital from underwriter's over-allotment option                 -                      760,451
                                                                       ----------------        ----------------

                   Net cash provided by (used in)financing activities         (152,100)               5,797,347
                                                                       ----------------        ----------------

Net increase (decrease) in cash and cash equivalents                          (864,684)                 451,377
Cash and cash equivalents at beginning of period                                867,721                  16,985
                                                                       ----------------        ----------------

Cash and cash equivalents at end of period                                $       3,037           $     468,362
                                                                       ----------------        ----------------

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                                         $     597,287           $     566,902
         Income taxes                                                            20,000                 377,800


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

     The net proceeds from the offering after all expenses were approximately $4.5 million, of such proceeds, $3,800,000 was used to repay a portion of the amount outstanding under two revolving lines of credit, $400,000 was used to repay loans made to the Company by certain of its employees, and the remaining proceeds were used to fund a portion of a legal settlement entered into by the Company. (See Note 4)

     On April 22, 1997 the Company received net proceeds of approximately $760,000 from the exercise of the underwriter's over-allotment option. The proceeds were used for working capital and to reduce vendor payables.

 INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996. The results of operations and cash flows for the six month period ended June 30, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1997.

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in connection with the Company's December 31, 1996 financial statements and the notes thereto included in the Prospectus contained in the Company's Form SB-2 Registration Statement.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS # 128 "Earnings Per Share." Effective April 1, 1997 the Company adopted this statement. The statement requires, at a minimum, new calculations of earnings per share and disclosures. The Company has reviewed the provisions of SFAS No. 128 and has determined that adoption of this pronouncement had no material effect on the Company's reporting of its results of operations.

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS # 130 "Reporting Comprehensive Income." The statement requires a separate reporting of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. The statement is effective for fiscal years beginning after December 15, 1997. Management does not expect the adoption of this statement to have a material effect on the Company's reporting of its results of operations.

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS # 131 "Disclosures About Segments of an Enterprise and Related Information." The statement requires a disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It also requires geographic data by country, as opposed to broader geographic regions permitted under current standards. The statement is effective for fiscal years beginning after December 15, 1997. Management does not expect the adoption of this statement to have a material effect on the Company's reporting of its results of operations.

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

NOTE 3 _ COMMITMENTS AND CONTINGENCIES:

     In 1996, the Company entered into an agreement to purchase approximately $7.0 million of inventory from a vendor. In 1997 the purchase price was reduced to approximately $4.6 million. Under the terms of the agreement, the Company will remit 36 equal monthly installments of $128,194 after receipt of 30% of the inventory. As of June 30, 1997, the Company had received approximately 37% of the inventory under this agreement and had made its first monthly payment.

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

The following table sets forth certain information relating to the Company's operations for the three months ended June 30, 1996 and 1997 (dollars in thousands):

                                                    1996             1997
                                             ----------------   ----------------
   Distributed services and inventory sales $ 5,808 82.0% $ 9,698 96.2% Net sales on consignment and marketing
     agreements                                1,277    18.0        387     3.8
                                             -------  -------   -------  -------
   Net sales                                   7,085   100.0     10,085   100.0
   Cost of sales                               4,858    68.6      7,171    71.1
                                             -------  -------   -------  -------

            Gross profit                       2,227    31.4      2,914    28.9
   Selling and administrative expenses         1,107    15.6      1,794    17.8
                                             -------  -------   -------  -------

   Income from operations                      1,120    15.8      1,120    11.1
   Interest expense, net                         182     2.6        124     1.2
   Net income                                    768    10.8        608     6.0


      DISTRIBUTED SERVICES AND INVENTORY SALES. Distributed services and inventory sales represent sales of inventory located through outside parties and sales of Company-owned inventory. Distributed services and inventory sales increased from $5.8 million for the three months ended June 30, 1996 to $9.7 million for the three months ended June 30, 1997, an increase of $3.9 million or 67.2%. This increase was primarily due to an increase in the Company's availability of aircraft parts as a result of the bulk inventory purchases received during 1996 and during the first two quarters of 1997, the addition of new sales personnel and emphasis on development of new domestic customers and some larger international customers. The Company also had several large transactions during the second quarter of 1997 that contributed approximately $1.46 million of distributed services and inventory sales.

     Sales from distributed services represented approximately 91.9% and 82.4% of total distributed services and inventory sales for the three months ended June 30, 1996 and 1997, respectively. Sales of Company-owned inventory represented approximately 8.1% and 17.6% of total distributed services and inventory sales for the three months ended June 30, 1996 and 1997, respectively. The increase in the percentage of the sales of Company-owned inventory was primarily due to the bulk inventory purchases received during 1996 and during the first two quarters of 1997 and due to the sale of a single engine being sold for $900,000 from Company-owned inventory during the second quarter of 1997.

     NET SALES ON CONSIGNMENT AND MARKETING AGREEMENTS. Net sales on consignment and marketing agreements represent total revenue, including commissions, related to sales of inventory held on consignment and sales of inventory obtained through marketing agreements. Net sales on consignment and marketing agreements decreased from $1.3 million for the three months ended June 30, 1996 to $387,000 for the three months ended June 30, 1997, a decrease of $913,000 or 70.2%. This decrease was primarily due to a decrease in the number of consignment and marketing agreements the Company had entered into during the second quarter of 1997.

      NET SALES. Net sales increased from $7.1 million for the three months ended June 30, 1996 to $10.1 million for the three months ended June 30, 1997, an increase of $3.0 million or 42.3%. This increase was primarily due to additional sales personnel hired in the third and fourth quarters of 1996, continued efforts to strengthen relationships with customers and the availability of additional parts as a result of bulk inventory purchases received during 1996 and the first two quarters of 1997. See "Distributed services and inventory sales."

      COST OF SALES. Cost of sales increased from $4.9 million for the three months ended June 30, 1996 to $7.2 million for the three months ended June 30, 1997, an increase of $2.3 million or 46.9%. This increase was primarily attributable to the increase in net sales.

      GROSS PROFIT. Gross profit increased from $2.2 million for the three months ended June 30, 1996 to $2.9 million for the three months ended June 30, 1997, an increase of $700,000 or 31.8%. This increase was a result of the increase in net sales. Gross profit margin slightly decreased from 31.4% for the three months ended June 30, 1996 to 28.9% for the three months ended June 30, 1997. The decrease in gross profit margin was primarily attributable to lower margins from some of the larger transactions, offset by a 100.0% gross profit sale for approximately $300,000 from a commission earned by the Company. See "Distributed services and inventory sales."

      SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of management compensation, commission expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses increased from $1.1 million for the three months ended June 30, 1996 to $1.8 million for the three months ended June 30, 1997, an increase of $700,000 or 63.6%. This increase was principally due to higher personnel costs necessary to respond to the Company's growth, including salaries, taxes, insurance and commission expenses.

      INCOME FROM OPERATIONS. Income from operations for the three months ended June 30, 1996 and 1997 were consistent. The increase in net sales in the current quarter was offset by the increase in the selling and administrative expenses. See "Net sales" and "Selling and administrative expenses."

      INTEREST EXPENSES, NET. Net interest expense decreased from $182,000 for the three months ended June 30, 1996 to $124,000 for the three months ended June 30, 1997. The decrease in interest expense was due to a decrease in borrowings under the Company's lines of credit during the second quarter of 1997. The Company was able to decrease its borrowings under its lines of credit in 1997 as a result of the proceeds received from the initial public offering completed in March 1997.

      NET INCOME. Net income decreased from $768,000 for the three months ended June 30, 1996 to $608,000 for the three months ended June 30, 1997, a decrease of $160,000 or 20.8%. This decrease was attributable to a net operating loss tax benefit recognized in the prior three month period.

     The following table sets forth certain information relating to the Company's operations for the six months ended June 30, 1996 and 1997 (dollars in thousands):

                                                    1996             1997
                                             ----------------   ----------------

   Distributed services and inventory sales $ 9,898 84.4% $18,877 96.6% Net sales on consignment and marketing
     agreements                                1,823    15.6        662     3.4
                                             -------  -------   -------  -------
   Net sales                                  11,721   100.0     19,539   100.0
   Cost of sales                               8,625    73.6     14,742    75.4
                                             -------  -------   -------  -------

            Gross profit                       3,096    26.4      4,797    24.6
   Selling and administrative expenses         2,217    18.9      3,019    15.5
                                             -------  -------   -------  -------

   Income from operations                        879     7.5      1,778     9.1
   Interest expense, net                         325     2.8        287     1.5
   Net income                                    397     3.4        915     4.7

      DISTRIBUTED SERVICES AND INVENTORY SALES. Distributed services and inventory sales represent sales of inventory located through outside parties and sales of Company-owned inventory. Distributed services and inventory sales increased from $9.9 million for the six months ended June 30, 1996 to $18.9 million for the six months ended June 30, 1997, an increase of $9.0 million or 90.9%. This increase was primarily due to an increase in the Company's availability of aircraft parts as a result of bulk inventory purchases received during 1996 and during the first two quarters of 1997, the addition of new sales personnel and emphasis on development of new domestic customers and some larger international customers. The Company also had several large transactions during the first two quarters of 1997 that contributed approximately $3.1 million of distributed services and inventory sales.

     Sales from distributed services represented approximately 94.5% and 88.2% of total distributed services and inventory sales for the six months ended June 30, 1996 and 1997, respectively. Sales of Company-owned inventory represented approximately 5.5% and 11.8% of total distributed services and inventory sales for the six months ended June 30, 1996 and 1997, respectively. The increase in the percentage of the sales of Company-owned inventory was primarily due to the bulk inventory purchases received during 1996 and during the first two quarters of 1997 and due to the sale of a single engine being sold for $900,000 from Company-owned inventory during the second quarter of 1997.

     NET SALES ON CONSIGNMENT AND MARKETING AGREEMENTS. Net sales on consignment and marketing agreements represent total revenue, including commissions, related to sales of inventory held on consignment and sales of inventory obtained through marketing agreements. Net sales on consignment and marketing agreements decreased from $1.8 million for the six months ended June 30, 1996 to $662,000 for the six months ended June 30, 1997, a decrease of $1.1 million or 61.1%. This decrease was primarily due to a decrease in the number of consignment and marketing agreements the Company had entered into during the first two quarters of 1997.

      NET SALES. Net sales increased from $11.7 million for the six months ended June 30, 1996 to $19.5 million for the six months ended June 30, 1997, an increase of $7.8 million or 66.7%. This increase was primarily due to additional sales personnel hired in the third and fourth quarters of 1996, continued efforts to strengthen relationships with customers and the availability of additional parts as a result of bulk inventory purchases received during 1996 and the first two quarters of 1997. See "Distributed services and inventory sales."

      COST OF SALES. Cost of sales increased from $8.6 million for the six months ended June 30, 1996 to $14.7 million for the six months ended June 30, 1997, an increase of $6.1 million or 70.9%. This increase was primarily attributable to the increase in net sales.

      GROSS PROFIT. Gross profit increased from $3.1 million for the six months ended June 30, 1996 to $4.8 million for the six months ended June 30, 1997, an increase of $1.7 million or 54.8%. This increase was a result of the increase in net sales. Gross profit margin slightly decreased from 26.4% for the six months ended June 30, 1996 to 24.6% for the six months ended June 30, 1997. The decrease in gross profit margin was primarily attributable to lower margins from some of the larger transactions, offset by a 100.0% gross profit sale for approximately $300,000 from a commission earned by the Company. See "Distributed services and inventory sales."

      SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of management compensation, commission expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses increased from $2.2 million for the six months ended June 30, 1996 to $3.0 million for the six months ended June 30, 1997, an increase of $800,000 or 36.4%. This increase was principally due to higher personnel costs necessary to respond to the Company's growth, including salaries, taxes, insurance and commission expenses. As a percentage of net sales, selling and administrative expenses decreased from 18.9% for the six months ended June 30, 1996 to 15.5% for the six months ended June 30, 1997.
The decrease as a percentage of net sales was primarily due to management effectively controlling administrative expenses.

      INCOME FROM OPERATIONS. As a result of the above factors, income from operations for the six months ended June 30, 1997 increased $899,000 compared to the six months ended June 30, 1996. The increase primarily reflects higher net sales and gross profit realized during the first two quarters of 1997. See "Net Sales" and "Gross profit."

      INTEREST EXPENSES, NET. Net interest expense decreased from $325,000 for the six months ended June 30, 1996 to $287,000 for the six months ended June 30, 1997. The decrease in interest expense was due to a decrease in borrowings under the Company's lines of credit during the first two quarters of 1997. The Company was able to decrease its borrowings under its lines of credit in 1997 as a result of the proceeds received from the initial public offering completed in March 1997.

      NET INCOME. Net income increased from $397,000 for the six months ended June 30, 1996 to $915,000 for the six months ended June 30, 1997, an increase of $518,000 or 130.5%. This increase was attributable to the increase in net sales and gross profit, somewhat offset by higher selling and administrative expenses. See "Net sales," "Gross profit," and "Selling and administrative expenses."


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

     The net proceeds from the offering after all expenses were approximately $4.5 million; of such proceeds, $3,800,000 was used to repay a portion of the amount outstanding under two revolving lines of credit, $400,000 was used to repay loans made to the Company by certain of its employees, and the remaining proceeds were used to fund a portion of a legal settlement entered into by the Company.

     On April 22, 1997 the Company received net proceeds of approximately $760,000 from the exercise of the underwriter's over-allotment option. The proceeds were used for working capital and to reduce vendor payables.

     The Company's line of credit provides working capital of up to $15.0 million with interest at the greater of prime plus 1.0 percent or the weighted average of the rates on overnight Federal funds plus 1.5 percent subject to an availability calculation based on the eligible borrowing base. The eligible borrowing base includes certain receivables and inventories of the Company.
The $15.0 million line of credit matures on June 24, 2000. Events of default under the line of credit include various events of default customary for such type of agreement, such as failure to pay scheduled payments when due, failure to pay taxes when due (unless contested in good faith), cross defaults on other indebtedness or material contracts, the breach of any representation or warranty by the Company, any change in the Company's condition that the Lender believes impairs the collateral for the Credit Facility or the ability of the Company to perform its obligations, certain events of bankruptcy, insolvency or reorganization, engaging in certain sales of assets and if the lender deems itself in good faith insecure or unsafe or fears diminution in value, removal or waste of the collateral for the line of credit. In addition, the line of credit includes events of default for the Company any merger, consolidation or sale of substantially all of the property or assets of the Company and any change in the management of the Company whereby Mr. Osamah Bakhit is no longer the Chief Executive Officer of the Company.

     The line of credit requires certain financial covenants to be met; including, but not limited to, a tangible net worth of at least $4.5 million at the outset and increasing by $500,000 each calendar quarter thereafter, a minimum working capital of $4.0 million at all times and not to make capital expenditures in any fiscal year in an amount in excess of $750,000. In addition, the line of credit requires mandatory repayments in the event the availability calculation based on the eligible borrowing base has been reduced. Substantially all of the Company's assets are pledged as collateral for amounts borrowed. At June 30, 1997 the Company was in compliance with all of its requirements under the line of credit.

The Company's long-term debt consists of the following: (i) note payable of $3.9 million at June 30, 1997 to a financial institution, due in monthly installments of $166,250 (principal and interest) to August 1999 with an interest rate of 9.5 percent; (ii) note payable of $929,000 at June 30, 1997 to a financial institution, secured by a building, due in adjustable monthly installments of $8,382 (principal and interest) to May 1999, with a balloon payment due May 1999 and interest at Moody's A Bond Index (8.0% at December 31,
1996) plus .125 percent; (iii) note payable of $1.5 million at June 30, 1997 to a corporation, secured by specific inventory, due in monthly installments of $128,194 (principal and interest) to May 2000, with an imputed interest rate of
9.5 percent; (iv) other long-term debt of approximately $9,700.

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

     On April 16, 1997, the Company entered into an agreement to lease approximately 33,000 square feet of office and warehouse space located in Lake Forest, California. Additionally, the Company has entered into an agreement to sell the building presently owned. The sale is expected to close in November 1997. Net proceeds resulting from the sale are expected to offset the costs associated with relocation and improvements to the new leased facility.

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

 **10.30 Amendment to Promissory Note between Aviation Distributors, Inc. and Magda Reichenberg, dated February 3, 1997

 **10.31  Amendment to Promissory Note between Aviation Distributors, Inc. and
         Leza Ann Waner, dated February 3, 1997

 **10.32 Amendment to Promissory Note between Aviation Distributors, Inc. and Jeffrey G. Ward, dated February 3, 1997

 **10.33 Promissory Note between Aviation Distributors, Inc. and Osamah S. Bakhit, dated December 31, 1996

***10.34 Acknowledgment of Receipt of Settlement Funds by and among Compania Mexicana de Aviacion, S.A. de C.V., ADI Consignment Sales, Inc., Aviation Distributors, Inc. and Osamah S. Bakhit

---------------------

*        Filed herewith.

** Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form SB-2 previously filed by the Registrant (File No. 333-8061).


*** Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form 10-QSB previously filed by the Registrant on May 6, 1997 (File
         No. 333-8061)

(b)      Reports on Form 8-K

         None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date                                           AVIATION DISTRIBUTORS, INC.
     -------------------------

                                               By:
                                                   -----------------------
                                                     Osamah S. Bakhit
                                                     President and
                                                     Chief Executive Officer


                                               By:
                                                   -----------------------
                                                     Mark W. Ashton
                                                     Chief Financial Officer and
                                                     Vice President of Finance

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

**10.30 Amendment to Promissory Note between Aviation Distributors, Inc. and Magda Reichenberg, dated February 3, 1997

**10.31 Amendment to Promissory Note between Aviation Distributors, Inc. and Leza Ann Waner, dated February 3, 1997

**10.32 Amendment to Promissory Note between Aviation Distributors, Inc. and Jeffrey G. Ward, dated February 3, 1997

**10.33 Promissory Note between Aviation Distributors, Inc. and Osamah S. Bakhit, dated December 31, 1996

***10.34 Acknowledgment of Receipt of Settlement Funds by and among Compania
         Mexicana de Aviacion, S.A. de C.V., ADI Consignment Sales, Inc., Aviation Distributors, Inc. and Osamah S. Bakhit

---------------------

*        Filed herewith.

** Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form SB-2 previously filed by the Registrant (File No. 333-8061).

*** Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form 10-QSB previously filed by the Registrant on May 6, 1997 (File
         No. 333-8061)