Form 10KSB40
period 1997-12-31
AVIATION DISTRIBUTORS INC
filed 1998-04-20
CIK 1018645

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-KSB
(MARK ONE)

(  X  )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934  [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

                                       OR

(       )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934  [NO FEE REQUIRED]


                         Commission File Number: 0-29028

                           AVIATION DISTRIBUTORS, INC.
                 (Name of small business issuer in its charter)

                  DELAWARE
(State or other jurisdiction of                       33-0715685
incorporation or organization)          (I.R.S. Employer Identification No.)


          ONE  CAPITAL DRIVE
       LAKE FOREST, CALIFORNIA                         92630
(Address of Principal Executive Office)               (Zip Code)


        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 586-7558

                             ---------------------


      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                      ON WHICH REGISTERED:
    -------------------                      ---------------------
           NONE                                     NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   COMMON STOCK -- $.001 PAR VALUE
                         (TITLE OF CLASS)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No X
                                      ---   ---

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. X
            ---

     Revenues of the registrant for the fiscal year ended December 31, 1997 were $38,964,000.

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 31, 1998 was approximately $7,245,000, based upon the average of the bid and asked prices of the Common Stock, as reported by the National Quotation Bureau Incorporated.


     The number of shares of the Common Stock of the registrant outstanding as of March 31, 1998 was 3,165,000.

     Transitional Small Business Disclosure Format (check one):

                               Yes      No  X
                                  ----     ---


Documents incorporated by reference:

           Items 10, 11, 12 and 13 of Part III are incorporated by reference from a portion of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders and are incorporated by reference into Part III hereof.

                                   PART I

     All statements, other than statements of historical fact, included in this Form 10-KSB, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Aviation Distributors, Inc. (the "Company" or "ADI") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other aviation parts suppliers, aviation industry and economic conditions generally and in the Company's primary markets, availability of capital, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-KSB and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

     The Company is a supplier of new and overhauled aircraft parts to major commercial airlines worldwide. The Company locates, acquires and supplies parts for all major aircraft. Additionally, the Company engages in consignment and marketing agreements with major commercial airlines, distributors and OEMs which allows the Company to offer a wide range of parts for sale without certain risks and financing costs associated with owned inventory. Aircraft parts offered by the Company include those manufactured by Airbus, Boeing, General Electric, Lockheed, McDonnell Douglas, Pratt & Whitney and Rolls Royce. Sales have increased from $2.8 million in 1992 to $7.2 million in 1993, $16.4 million in 1994, $21.3 million in 1995, $23.9 million in 1996 and $39.0 million in 1997. The 1995 sales amount included one significant sale of two whole aircraft for $6.5 million. If the opportunity exists, the Company may sell whole aircraft in the future.

INDUSTRY OVERVIEW AND TRENDS

     The worldwide aircraft parts market is highly fragmented and parts are supplied by many types of suppliers, including airlines, OEMs and numerous distributors, fixed base operators, FAA-certified facilities, traders and brokers. The Canaan Group Ltd., a management consulting firm specializing in the aircraft and aerospace industry, estimated that aircraft parts inventories valued at $45 billion existed in May 1995, with a carrying cost of $10 billion annually and that 80% of such inventories were owned by airlines. The Company believes that a portion of such inventory is available for marketing, consignment and purchase. The Company also believes that, based on other significant market trends, its target market will continue to grow.

     MARKET GROWTH. According to Boeing's 1996 Market Outlook, the worldwide fleet of commercial aircraft and cargo jet aircraft is expected to grow from 11,066 aircraft at the end of 1995 to 23,080 aircraft by 2015, representing a compound annual growth rate of 3.8%. Boeing estimates that revenue passenger miles will exceed four trillion by 2015, an increase from less than two trillion in 1995. The Company believes such increase in revenue passenger miles is an indication that aircraft will be flown more often and will need standard service checks more frequently. Additionally, the growth rate of revenue passenger miles for the international market will exceed the growth rate for the domestic market. The

Company believes that these factors have resulted and will continue to result in increased demand for aircraft parts worldwide.

     REDUCTION IN AIRLINE INVENTORIES. Historically, airlines have controlled the majority of the aircraft parts inventory. Today, many airlines are beginning to reduce the size of their parts inventories in an effort to reduce inventory-carrying costs. These inventory reductions have increased reliance by many airlines on after-market suppliers to provide parts that are difficult to obtain from manufacturers on a timely basis, if at all. Manufacturers' lead time for delivery of aircraft parts averages 30 to 60 days. As airlines continue to demand time-responsive inventory procurement processes, responsibility for inventory storage and handling has shifted to suppliers such as the Company. The Company believes that its access to a large inventory of aircraft parts and its ability to deliver such parts to its customers quickly and at a competitive price enable it to provide the services sought by airlines in an effective manner.

     INCREASE IN CONSIGNMENT AND MARKETING BUSINESS. To reduce the high costs associated with excess aircraft parts inventory, many airlines are selling their parts inventories through consignment and marketing agreements with suppliers such as the Company. Such agreements enable an airline to distribute its inventory to a large number of prospective inventory buyers while enabling suppliers such as the Company to offer an extensive aircraft parts inventory to its customers with a relatively low capital cost.

     REDUCTION IN NUMBER OF SUPPLIERS. In an attempt to increase quality and service, reduce purchasing costs and streamline purchasing decisions, some airlines have begun to form relationships with a few preferred suppliers. Over the last few years, airlines have begun to reduce the number of aircraft parts suppliers with which they do business. In each case to date where the Company had an established relationship with an airline, the Company was one of the parts suppliers selected. The Company believes that due to its focus on cultivating relationships with its customers and its reputation for service, quality and reliability, airlines will continue to select the Company as one of their preferred aircraft parts suppliers.

     INCREASED EMPHASIS ON TRACEABILITY. Regulatory agencies have increased documentation requirements for aircraft parts because of concern regarding unapproved parts. In order for suppliers to trace all aircraft parts back to their original source, suppliers have invested in sophisticated information systems technology. The Company has developed and intends to maintain and upgrade its information systems technology to ensure that all aircraft parts bought and sold by the Company comply with applicable regulatory requirements.

BUSINESS STRATEGY

     The Company's primary objectives are to be a leading quality supplier of aircraft parts to airlines worldwide and to increase income from its business through the application of a comprehensive business strategy combining various customer service, marketing, operating and growth objectives. The Company's marketing approach includes direct marketing to airlines and manufacturers, advertising in trade directories and attending industry trade shows and conferences. Although the Company concentrates the majority of its marketing efforts on commercial airlines servicing the passenger market, it also seeks to foster business from commercial airlines servicing the cargo market, as well as overhaul facilities and OEMs.

     CUSTOMER SERVICE. The Company intends to continue to market and develop its ability to deliver parts quickly to customers at a preferred price and continue its emphasis on implementing creative solutions to locate and deliver hard-to-find aircraft parts. Additionally, the Company plans to continue to cultivate relationships with its customers to assure that it retains its position on its customers' preferred list of aircraft parts suppliers. The Company has historically incurred high levels of selling and administrative expenses, primarily travel and entertainment, associated with establishing and maintaining customer relationships. A key component of the Company's business strategy is to implement a program to effectively contain such expenses.

     EMPHASIS ON QUALITY. The Company will continue to emphasize its reputation for quality, including its track record of consistently meeting FAA regulations by maintaining and, if necessary, introducing safeguards to ensure the quality of its aircraft parts. In addition, in October 1996 the Company became a full distributor under the National Aerospace and Defense Contractors Accreditation Program of the Performance Review Institute. Such safeguards include employing three FAA-licensed Airframe and Powerplant Inspectors and contracting with three FAA-licensed Designated Airworthiness Representatives and an outside quality assurance consultant. Each of these specialists verifies the airworthiness of aircraft parts bought and sold by the Company.

     In March 1998, the Company submitted to an International Standardized Operations ("ISO") Certification Audit and achieved acceptance of its documented operational policies and procedures, subject to responding to minor non-conformance issues. Presently, the Company is in the process of replying to these findings and believes it will attain the ISO Certification in the very near term. When formally approved, the Company believes it will be among a select group in its industry to have achieved this status, which is a well-recognized symbol of quality operating standards.

     FOCUS ON MAJOR COMMERCIAL AIRLINES. The Company plans to continue targeting major commercial airlines worldwide, many of which are currently customers of the Company. Such airlines generally have larger aircraft fleets which generate a greater demand for aircraft parts than smaller airlines. Consequently, relationships with major commercial airlines enable the Company to expend fewer resources to generate comparable sales volume and corresponding revenue with margins of profitability comparable to similar sales to several smaller airlines. Additionally, major commercial airlines typically have greater financial resources than smaller airlines, resulting in reduced credit risk to the Company and a greater likelihood of timely payment. The Company's relationships with major commercial airlines also provide the Company with increased access to such airlines' aircraft parts inventories.

     INCREASE ACCESS TO INVENTORY. The Company plans to increase its accessible inventory by pursuing new consignment and marketing agreements with airlines, manufacturers and overhaul facilities and purchasing large items, such as engines and whole aircraft, that can be broken down and sold as smaller parts for significantly more than the "as - is" value. The Company will seek to secure aircraft parts where it believes demand is greater than supply. Presently, the Company believes that demand exceeds supply in the aircraft parts market for aircraft models over five years old.

     GLOBAL EXPANSION. The Company's goal is to service customers domestically and worldwide and to become a major aircraft parts supplier for the fastest-growing markets, particularly Asia and Europe. For the year ended December 31, 1997, 56.5% of the Company's sales were to international customers. The Company plans to continue to take advantage of the growing international market through the use of its multilingual sales staff and by maintaining existing relationships and establishing new relationships in the following regions: Pacific Rim/Far East/South Pacific, Europe, Latin/South America, Middle East/Africa and North America.

PRODUCTS AND SERVICES

     GENERAL. The Company is in the business of selling a broad range of aircraft parts from its owned inventory, on behalf of airlines and manufacturers pursuant to consignment and marketing agreements, and from inventory located from outside parties. For the year ended December 31, 1997, sales from Company-owned inventory, pursuant to consignment and marketing agreements, and pursuant to outside sourcing represented approximately 19.7%, 2.9% and 77.4%, respectively, of the Company's net sales.

     The Company's access to an extensive inventory is a result of its worldwide relationships with airlines, manufacturers and suppliers of aircraft parts, numerous consignment and marketing agreements with airlines and manufacturers, and owned inventory of new and overhauled aircraft parts.

     The general categories of aircraft parts are as follows: (i) rotable;
(ii) repairable; and (iii) expendable.

     A rotable is a part which is removed periodically as dictated by an operator's maintenance procedures or on an as-needed basis and is typically repaired or overhauled and re-used an indefinite number of times. A subset of rotables is life-limited parts. A life-limited rotable has a designated number of allowable flight hours and/or cycles (one take-off and landing generally constitutes one cycle) after which it is rendered unusable.

     A repairable is similar to a rotable except that it can only be repaired a limited number of times before it must be discarded. Typically, rotables and repairables must be removed from an airplane and rebuilt or checked based upon the number of hours in flight. Rotables and repairables must be repaired at FAA-approved repair facilities.

     An expendable is generally a part which is used and not thereafter repaired for further use. Consequently, all expendable inventory is new. Expendable inventory cannot be used for less than its useful life and then transferred to a new airplane; once an expendable part is removed from an airplane, it must be discarded.

     Currently, the Company supplies aircraft parts for Boeing 737, 747, and 767 series, Airbus 300 series, McDonnell Douglas 80, DC and MD series aircraft. These aircraft parts represent a significant portion of the aircraft parts used by major airlines, which represent the majority of the Company's current customers. Although not required by the FAA to do so, the Company maintains on staff three FAA-licensed Airframe and Powerplant Inspectors and contracts with three FAA-licensed Designated Airworthiness Representatives, whose responsibilities are to verify the airworthiness of aircraft parts bought and sold by the Company. The Company believes that its strict adherence to FAA and manufacturer guidelines has contributed to the Company's growth in customer base and revenues. The Company does not repair aircraft parts, and therefore is generally not subject to the risks associated with the repair business.

     Each sales person employed by the Company is responsible for making an appraisal of a particular aircraft part's value and makes such appraisal based on industry experience and practice after considering current manufacturers' list price, the condition of the part, the part's availability and lead time to manufacture the part. The Company carries its own inventory and also has access to a much larger pool of inventory pursuant to its consignment and marketing agreements. This gives the Company access to a broad assortment of aircraft parts which helps the Company meet rapid delivery requirements. The Company's return policy permits customers to return parts within 10 days of receipt. Additionally, although the Company's payment terms are generally 30 days, extended payment terms are provided in certain circumstances.

     The Company's owned inventory at December 31, 1997 is stored in the Company's California warehouses; a party who has entered into a marketing agreement with the Company is responsible for storing the inventory to which the Company has access pursuant to such marketing agreement. All inventory is shipped to customers by the Company via national or international courier services. If an aircraft part sought by a customer exists in the Company's owned inventory, or exists in inventory on consignment, or inventory available through exclusive marketing agreements (together, the "Accessible Inventory"), such part is generally shipped to the customer the day the order is placed. The turn-around time is generally up to one week from the time the order is placed if the Company has to acquire a part from an outside party.

     The Company, on an opportunistic basis, purchases for resale high-price items, such as engines and whole aircraft, which may be sold intact or broken down for sale of component parts.

     CLIENT SERVICES. Client services are conducted through the Company's California-based multilingual direct sales force, as well as through its sales force in the Company's overseas offices whose primary responsibility is to sell aircraft parts and manage customers. Sales personnel travel extensively to develop strong personal relationships with the Company's customers, improve communications and remain current on regional market data. Salespeople are assigned to specific airlines and are supported by a group of regional agents who assist in countries such as Argentina, Chile, China, India, Indonesia, Israel, Italy, Malaysia, New Zealand, Pakistan, Philippines, Singapore and Turkey where local representation is critical to purchase order processing and timely payment. The Company also maintains a one-person office in Paris to coordinate European sales and support.

     Each sales representative is supported by additional personnel who research and locate parts ordered by the Company's customers. The Company's sales staff, through its knowledge of the industry and its relationships throughout the world, is able to engineer and implement creative solutions to locate and deliver hard-to-find aircraft parts, a quality that the Company believes sets it apart from its competitors.

     Upon the Company's receipt from a customer of a telephone or fax inquiry for a specific aircraft part, the Company first checks its owned inventory for availability of the part, then checks the Accessible Inventory. If the part is not owned or part of the Accessible Inventory, the Company will attempt to source the part through cultivated industry contacts or the Inventory Locator Service ("ILS"), a domestic, industry-wide database of aircraft parts. Even if the aircraft part is within the Company's owned or Accessible Inventory, the Company attempts to achieve full market value for each part sold by researching alternate sources for availability and competing prices for the part prior to quoting the end user.

     Management plans to continue to grow the core business of sourcing aircraft parts to end users and to enhance the Company's relationships with existing customers. This should allow new relationships to grow and increase the exposure of its sales staff to the needs and desires of the customers. Coincident with the growth of the core business, additional marketing and consignment opportunities should continue to expand the Company's consignment and marketing business.

     CONSIGNMENT AND MARKETING BUSINESS. In addition to supplying parts from owned inventory, the Company also supplies parts through (i) consignment agreements, pursuant to which the Company takes actual possession of a vendor's inventory, and (ii) exclusive marketing agreements, pursuant to which the Company markets vendors' inventory which remains in the vendors' possession. Through consignment or marketing agreements with an aircraft parts supplier, the Company is able to distribute its aircraft parts to a larger number of prospective inventory buyers. This allows the Company's vendors to maximize the value of their inventory while at the same time freeing up resources that can be focused on their core business. Consignment and marketing arrangements also enable the Company to offer for sale aircraft parts from a much larger inventory at minimal capital cost to the Company.

     When an inquiry is made with respect to a particular aircraft part, the Company will query its inventory databases for availability before researching market value. A party who has entered into a consignment or marketing agreement with the Company (the "Contract Party") typically establishes an asking price for each aircraft part subject to the agreement, but may allow the Company to lower such price to assure a sale. If the Company feels it must offer a part for below the price established by the

Contract Party, it will first seek the Contract Party's permission. In most instances, the Contract Party has entered into the relationship with the Company because it believes the Company has the expertise necessary to attract the best price for each aircraft part. Further, the Company is paid a percentage of the sales price as compensation for its consignment and marketing services. Consequently, the Contract Party, understanding that the Company's own best interest is in achieving the highest price possible for the sale of the part, will usually give consideration to a recommendation by the Company to sell a particular aircraft part at a price below the Contract Party's established price.

     The Company has had consignment and marketing agreements with airlines and OEMs. No single consignment or marketing agreement is material to the Company as a whole. At December 31, 1997 the Company had one marketing agreement and no current consignment agreements.

     INVENTORY PURCHASES. The Company acquires aircraft parts by bidding on the inventory of (i) airlines that are eliminating certain portions of their parts inventory due to retirement of an aircraft type from their fleet, downsizing of operations or the dissolution of their businesses and (ii) OEMs and overhaul facilities who seek to sell excess inventory. Management believes that its primary source of aircraft parts for acquisition during the next few years will be from such purchases. The Company also purchases specific items from time to time, such as engines and whole aircraft, on an opportunistic basis.

SYSTEMS

     Due to concerns regarding unapproved aircraft parts, regulatory authorities have increased the level of documentation required for aircraft parts. This requirement has, in turn, been extended by end users to the suppliers of the parts. The sophistication required to track the history of an inventory consisting of thousands of aircraft parts is considerable and has required aircraft parts suppliers to invest significantly in information systems technology. The high cost of increased technology has made entry into and survival in the aircraft parts supply market increasingly difficult and expensive. However, the Company has previously invested in systems technology and intends to continue to maintain its information systems to allow it to effectively compete in the aircraft parts supply market.

     The most commonly used database available in the aircraft part supply industry is ILS. ILS is an inventory locating service that assists in searching for and locating aircraft parts. Once a potential purchaser locates a part owned by the Company or available through the Company's Accessible Inventory, the purchaser contacts the Company to confirm price, condition and availability information. As of December 31, 1997, the Company listed approximately 250,000 items on ILS. Additionally, ILS is one of the tools used by the Company to locate aircraft parts that are not in the Company's accessible inventory.

     The Company also uses a software packages called "Quick Quote." This computer database creates requests for quote sheets, quotations, sales orders, purchase orders, repair order and invoices. Quick Quote also provides extensive part-number databases and inventory control. The system, specifically designed for the aircraft parts industry, is comprehensive and can originate and complete a transaction without additional software. The Company also uses advanced methods of electronic data exchange including Spec 2000, AIRS and BComm.

     The Company has purchased a new software package called "Navision Financials." This software package will replace "Quick Quote" and the Company's current accounting package. Navision Financials Software is an integrated accounting and business management software package. This computer database will create requests for quote sheets, quotations, sales orders, purchase orders, repair orders and invoices. This database will provide improved extensive part number databases, improved inventory controls and additional linkage between accounting and sales. This package was purchased in November 1997 and the Company plans to implement the new software package in 1998.

COMPETITION

     The aircraft parts supply industry is highly competitive. The Company encounters substantial competition from (i) direct competitors, such as The Ages Group, The Memphis Group, AAR Corp. and Aviation Sales Company, and (ii) indirect competitors, such as OEMs, which include aircraft manufacturers such as Boeing, Airbus and McDonnell Douglas, as well as component manufacturers such as Bendix, Menasco and Goodrich. Competition is generally based on availability of product, reputation, customer service, price and lead time. Although many of the Company's competitors have access to substantially greater financial and other resources than the Company, the Company believes that by focusing on service, product integrity and the cultivation of relationships with customers worldwide, it is well equipped to compete effectively in its industry.

GOVERNMENT REGULATION

     Both domestic and foreign entities regulate products sold by the Company. The following discussion summarizes the required regulatory approvals and clearances relating to the Company's products and highlights the Company's specific efforts to conform to such requirements.

     The FAA is charged with regulating the manufacture, repair and operation of all aircraft and aircraft equipment operated within the United States. The FAA monitors safety by promulgating regulations regarding proper maintenance of aircraft and aircraft equipment. Similar regulations exist in foreign countries. All aircraft and aircraft equipment must be monitored on a continual basis and periodically inspected in order to ensure proper condition and maintenance. Regulatory agencies specify maintenance, repair and inspection procedures for aircraft and aircraft equipment. These procedures must be performed by certified technicians in approved repair facilities on set schedules. All parts must conform to prescribed regulations and be certified prior to installation on an aircraft. When necessary, the Company uses FAA and/or Joint Aviation Authority certified repair shops to repair or certify parts for distribution. Because regulations are subject to modification, the Company carefully monitors the FAA and industry trade organizations in order to assess any potentially adverse impact on the Company caused by changes in regulations applicable to its operations.

     Documentation of spare parts is of paramount importance in the aircraft parts industry. To ensure that all parts are properly documented and thus traceable to their original source, the Company requires that its suppliers comply with all documentation requirements set forth by regulatory agencies. Documentation may include: (i) an invoice or purchase order from an approved supplier, (ii) a "teardown" report noting actions taken during the last repair,
(iii) a signed maintenance release from a certified airline or repair facility that repaired the aircraft spare part and a statement from an inspector verifying that the part was repaired in accordance with proper workmanship, and using proper materials and methods.

EMPLOYEES

     As of March 31, 1998, the Company had 52 full-time and two part-time employees in the United States, two full-time and one part-time employees in Australia, and one full-time employee in France. As of such date, the Company also has agents in Argentina, Chile, China, India, Indonesia, Israel, Italy, Malaysia, New Zealand, Pakistan, Philippines, Singapore and Turkey. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

YEAR 2000 MATTERS

     The inability of computers, software, and other equipment utilizing microprocessors to recognize and properly process date fields containing a two digit year reference such as "00" for the year 2000 is commonly referred to as the Year 2000 issue. Any of the Company's computer programs that utilize two digit years may recognize "00" as the year 1900 rather than the year 2000. Such recognition problems could cause disruptions of operations, including the inability to process transactions, send invoices, or engage in similar essential business activities.

     The Company has identified all significant applications that will require modification to address the Year 2000 issue. Internal and external resources are being used to make the required modifications and test Company systems for the year 2000. The modifications process of all significant applications is substantially complete, and the Company intends to complete modifications and conduct testing by the end of 1998.

     The Company is also communicating with third-party vendors to determine their compliance with the Year 2000 issue. The Company can provide no assurance that the systems of third parties will be in compliance with the turn of the century. The inability of the Company to complete modifications and the failure of third party vendors to complete compliance with the Year 2000 issue, or both, could have a material adverse effect on the Company's ability to perform essential business tasks which could have a material adverse effect on the Company's business.

ITEM 2.  DESCRIPTION OF PROPERTY

     In February 1998, the Company leased a 36,079 square foot facility at One Capital Drive, Lake Forest, California 92630 as its prinicpal executive offices and primary warehouse for $29,500 per month. The facility has approximately 14,293 square feet allocated to office space and 21,786 square feet of warehouse. The lease expires January 31, 2005, with an option to extend the term of the lease for one five-year period at the then market rate for the equivalent space.

     On October 27, 1997, the Company exercised its option to extend for one year its lease of a 9,500 square foot facility in Mascot, New South Wales, Australia, located near the Sydney airport. The facility is used primarily for warehouse space. The lease expires February 28th, 1999.

     The Company continues to lease a 4,800 square foot portion of a 16,526 square foot industrial facility in Irvine, California on a month-to-month basis for $2,400 per month. This facility is used entirely for warehouse space, but will be phased out as the Company completes the relocation of inventory to its new facility in Lake Forest.

     In December 1997, the Company sold its facility in Irvine, California, which formerly housed the Company's corporate headquarters and consisted of 16,000 square feet, 9,200 of which was used for warehouse space, with the remaining space used for sales administration and accounting offices. The Company has a sales office in Paris. The Company believes that its facilities are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

           In October 1997, the Company, its founder, its directors, certain of its officers, a former officer and director, its former auditor and its underwriter were named as defendants in three civil suits filed as class actions on behalf of individuals claiming to have purchased ADI Common Stock during the period from March 1997 to September 1997, and seeking damages for violation of Federal securities laws. The suits were filed in the United States District Court for the Central District of California and are captioned as follows: (i) NGUYEN v. AVIATION DISTRIBUTORS, INC., ET AL., U.S. District Court, Central District of California, Case No. SACV 97-795 (ANx);
(ii) ALAN GREEN v. AVIATION DISTRIBUTORS, INC., ET AL., U.S. District Court, Central District of California, Case No. SACV 97-801 GLT (EEx); and (iii) SHARON TATE v. AVIATION DISTRIBUTORS, INC., ET AL., U.S. District Court, Central District of California, Case No. SACV 97-838 (Eex).

     In April 1998, the Company entered into a settlement in principle, which is memorialized in a Memorandum of Understanding (the "M.O.U."), with counsel for the plaintiffs to settle the suits. Terms of the settlement include cash consideration of $740,000 and 210,000 shares of the Company's common stock, of which the Company will issue 80,000 shares and the Company's founder, Osamah S. Bakhit, will contribute 130,000 shares. The settlement is conditioned upon execution of a definitive settlement agreement and approval of the settlement by the Federal Court. The M.O.U. provides that the settling plaintiffs may withdraw from the settlement if the mean trading price of the Company's common stock is less than $5.00 per share for the 10-day period beginning 15 days prior to the settlement hearing. Included in legal settlement expense for the year ended December 31, 1997 is a $620,000 charge. See "Management Discussion and Analysis of Financial Condition and Results of Operations -- Legal Settlement Expenses; and Liquidity and Capital Resources" and Note 10 of Notes to Consolidated Finanacial Statements.

     The Company is involved in certain legal and administrative proceedings and threatened legal and administrative proceedings arising in the normal course of its business. While the outcome of such proceedings and threatened proceedings cannot be predicted with certainty, management believes the ultimate resolution of these matters individually or in the aggregate will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

                                    PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     From March 3, 1997 to September 2, 1997, the Company's Common Stock was quoted on the Nasdaq SmallCap Market under the symbol "ADIN." Effective September 2, 1997, trading in the Company's Common Stock was halted by Nasdaq, and on October 1, 1997 the Company's Common Stock was delisted from the Nasdaq SmallCap Market based on a failure to comply with the requirements for audited financial statements. The Company's request for the grant of an exception to the requirement for audited financial statements until new audited financial statements were completed was denied by the Nasdaq Listing Qualifications Panel.

     Since January 20, 1998, sporadic trading in the Company's Common
Stock has been reported in the over-the-counter-market in the "pink sheets."

     The following table sets forth, for the period from March 3, 1997 to September 2, 1997, the high and low sales prices for the Common Stock on the Nasdaq SmallCap Market, and from January 20, 1998 through April 9, 1998 as reported in the over-the-counter market. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

COMMON STOCK PRICE

                                        High                 Low
         1997
         ----
      1st Quarter                     5    1/2             4   1/2
      2nd Quarter                     7    5/8             4   1/4
      3rd Quarter                     12   1/8             7   1/2
      4th Quarter                        **                  **

         1998
         ----
      1st Quarter                       7                  3

------------------
**    No trading reported.

     The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. As of March 31, 1998, the approximate number of record holders of the Company's Common Stock was 12; however, the Company believes the number of non-objecting beneficial owners is approximately 150 persons.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes the operations of the Company for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto, which are included elsewhere in this document.

GENERAL

     The Company is a supplier of new and overhauled aircraft parts to major commercial airlines worldwide. The Company locates, acquires and supplies parts for all major aircraft. Additionally, the Company engages in consignment and marketing agreements with major commercial airlines, distributors and OEMs, which allow the Company to offer a wide range of parts for sale without certain risks and financing costs associated with owned inventory. The Company was established in October 1988, incorporated in California in February 1992 and reincorporated in Delaware in July 1996.

     The Company's sales have increased from $21.3 million in 1995, to $23.9 million in 1996 and $39.0 million in 1997. Of 1995 sales, approximately $6.5 million resulted from the sale of two whole aircraft (with engines) to Royal Jordanian Airlines, which is located in the Middle East. Excluding the whole aircraft transaction, sales in 1995 would have been $14.8 million. If the opportunity exists, the Company may sell whole aircraft in the future.

OVERVIEW

     Net sales consist primarily of gross sales, net of allowance for returns and other adjustments. Cost of sales consists primarily of product costs, freight charges and an inventory provision for damaged and obsolete products. Product costs consist of the acquisition costs of the products and costs associated with repairs, maintenance and certification.

     Net sales and gross profit depend in large measure on the volume and timing of sales orders received during the period and the mix of aircraft parts contained in the Company's inventory. The timing of bulk inventory purchases can impact sales and gross profit. In general, bulk inventory purchases allow the Company to obtain large inventories of aircraft parts at a lower cost than can ordinarily be obtained by purchasing such parts on an individual basis. Thus, these bulk purchases allow the Company to seek larger gross margins on its sale of aircraft parts since the cost of purchase is reduced.

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

RESULTS OF OPERATIONS

The following table sets forth certain information relating to the Company's operations for the years ended December 31, 1996 and 1997 (dollars in thousands):

                                                                                  1996                        1997
                                                                               (RESTATED)
                                                                      ---------------------------  ---------------------------
Net distributed services and inventory sales                               $22,427        94.0 %        $37,851         97.1%
Net sales on consignment and marketing agreements                            1,428         6.0 %          1,113          2.9%
                                                                      ------------- -------------  ------------- -------------
Net sales                                                                   23,855       100.0 %         38,964        100.0%
Cost of sales                                                               18,428        77.3 %         29,609         76.0%
                                                                      ------------- -------------  ------------- -------------

        Gross profit                                                         5,427        22.7 %          9,355         24.0%
Selling and administrative expenses                                          5,324        22.3 %          6,528         16.8%
Non recurring expenses                                                           -         0.0 %            968          2.5%
Legal settlement expenses                                                    1,375         5.8 %                         1.6%
                                                                                                            620
                                                                      ------------- -------------  ------------- -------------

Income (loss) from operations                                              (1,272)        (5.3)%          1,239          3.2%
Interest expense, net                                                          706         3.0 %            821          2.1%
Extraordinary item                                                              98         0.4 %              -          0.0%
Net income (loss)                                                          (1,566)        (6.6)%            404          1.0%


NET DISTRIBUTED SERVICES AND INVENTORY SALES. Net distributed services represents sales of aircraft parts purchased at the point of sale through outside parties. Inventory sales represent sales of the Company's owned inventory. Net distributed services and inventory sales increased from $22.4 million for the year ended December 31, 1996 to $37.9 million for the year ended December 31, 1997, an increase of $15.5 million or 69.2%. This increase was primarily the result of the additional capital availability in 1997 from both the initial public offering of 1,380,000 shares and the subsequent increase in the Company's available line of credit from $6.5 million to $15.0 million. This new capital allowed the Company to react more quickly to order requests and the ability to locate and purchase the parts needed to fulfill these orders. In addition, the general growth in the industry, the emphasis on broadening relationships with existing domestic customers, and the development of both new domestic and international customers, and the availability of additional parts from the Company's own inventory contributed to the significant sales increase from 1996.

     Sales from distributed services represented approximately 92.7% and 79.7% of total distributed services and inventory sales for the years ended December 31, 1996 and 1997, respectively. Sales of the Company's owned inventory represented approximately 7.3% and 20.3% of total distributed services and inventory sales for the years ended December 31, 1996 and 1997, respectively. This increase is primarily a result of the Company's efforts to purchase bulk inventory. The Company also has made an effort to pursue larger transactions, such as sales of engines, cowls and fan reversers, which contributed $6.6 million of net distributed services and inventory sales for 1997 as compared to $1.9 million in 1996.

NET SALES ON CONSIGNMENT AND MARKETING AGREEMENTS. Net sales on consignment and marketing agreements represent revenue, including commission, from sales of inventory held on consignment and sales of inventory obtained through marketing agreements with larger airlines. These types of sales decreased from $1.4 million for the year ended December 31, 1996 to $1.1 million for the year ended December 31, 1997, a decrease of $300,000 or 21.4%. The decrease was a result of management's decision to terminate a consignment agreement and a marketing agreement during 1997.

NET SALES. Net sales increased from $23.9 million for the year ended December 31, 1996 to $39.0 million for the year ended December 31, 1997, an increase of $15.1 million or 63.2%. This increase has been discussed above in both the distributed services and inventory sales, offset by the decrease in net sales on consignment and marketing agreements. See "Net distributed services and inventory sales" and "Net sales on consignment and marketing agreements."

     The sales by region data presented below should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto included elsewhere in this document. The following data consists of sales by region for the years ended December 31, 1996 and 1997:

                                                                       1996            1997
Area                                                                 Restated
------------------------------                                    ---------------  --------------
Pacific Rim                                                                20.2%           19.5%
Europe                                                                     22.2%           21.2%
Latin/South America                                                        11.1%           12.0%
Africa/Middle East                                                          6.8%            3.8%
Domestic                                                                   39.7%           43.5%
                                                                  ---------------  --------------
               Total                                                      100.0%          100.0%
                                                                  ---------------  --------------
                                                                  ---------------  --------------

For the year ended December 31, 1996, 60.3% of the Company's sales were to international customers compared to 56.5% for the year ended December 31, 1997. The decrease in the percentage of the Company's sales to international customers was primarily due to the Company's emphasis on developing new domestic customers. The Company expects that international sales will continue to account for a significant portion of total sales, although the percentage may fluctuate from year to year.

COST OF SALES. Cost of sales increased from $18.4 million for the year ended December 31, 1996 to $29.6 million for the year ended December 31, 1997, an increase of $11.2 million or 60.9%. This increase was primarily the result of the 63.2% increase in net sales discussed above. As a percentage of net sales, cost of sales decreased from 77.3% in 1996 to 76.0% in 1997 due to improved pricing on inventory parts during 1997 as a result of bulk inventory purchases and certain large transactions that had high gross margins. See "Distributed services and inventory sales."

GROSS PROFIT. Gross profit increased from $5.4 million, or 22.7% of net sales for the year ended December 31, 1996 to $9.4 million or 24.0% of net sales for the year ended December 31, 1997. The gross profit margin primarily increased as a result of bulk inventory purchases during 1997 and certain large transactions that had high gross margins. See "Overview" and "Cost of sales."

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of management compensation, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses increased from $5.3 million for the year ended December 31, 1996 to $6.5 million for the year ended December 31, 1997, an increase of $1.2 million or 22.6%. This increase in expenditures for the year ended December 31, 1997 principally reflects higher personnel costs necessary to respond to the Company's growth, including salaries, taxes, insurance and commission expenses. As a percentage of net sales, general and administrative expenses decreased from 22.3% for the year ended December 31, 1996 to 16.8% of net sales for the year ended December 31, 1997 primarily due to economies of scale achieved because of higher sales.

NONRECURRING EXPENSES. In 1997, the Company incurred $968,000 of expenses related to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements, class action lawsuits and investigations by a Federal grand jury and the Securities and Exchange Commission. See "Item 3 - Legal Proceedings". These expenses primarily consist of legal, accounting and consulting fees. The amount charged to operations for compensation to plaintiffs in settlement of the class action suits was charged to legal settlement expenses (see below).

LEGAL SETTLEMENT EXPENSES. A legal settlement expense was recorded in the third quarter of 1996 due to settlement negotiations relating to an action that was brought against the Company, its wholly owned subsidiary, ADI Consignment Sales, Inc. ("ADICSI"), and Mr. Bakhit in February 1996. The action arose out of a consignment agreement between ADICSI and the customer whereby ADICSI agreed to hold certain aircraft parts inventory of such customer on consignment for sale. The complaint generally alleged causes of action arising out of breach of contract and fraud. All of the claims asserted in the lawsuit by the customer were dismissed pursuant to a settlement agreement executed in November 1996 by all of the parties to the litigation. In August 1996, the Company made a partial settlement payment to the customer of $166,000, which was accrued during December 1995 in accounts payable for aircraft parts purchased during 1995 under the contract. Although the Company believed it had meritorious defenses to this dispute, counsel advised the Company that final judicial resolution of such matter could take several years. Consequently, in order to prevent future strain on the Company's financial and human resources necessary to defend this dispute, to avoid the uncertainties associated with litigation generally and to pursue the Company's initial public offering in a timely manner, the Company made a strategic business decision to resolve this dispute and in November 1996 entered into a settlement agreement with such customer, pursuant to which the

Company paid $1.2 million. The Company incurred approximately $175,000 of legal expenses related to this contract dispute as of December 31, 1996.

     In October 1997, the Company, its founder, its directors, certain officers, a former officer and director, its former auditor and its underwriter were named as defendants in three civil suits filed as class actions on behalf of individuals claiming to have purchased ADI Common Stock during the period from March 1997 to September 1997. See "Item 3 - Legal Proceedings."

     In April 1998, the Company entered into a settlement in principal that is memorialized in a Memorandum of Understanding (the "M.O.U.") with counsel for the plaintiffs to settle the suits. Terms of the settlement include cash consideration of $740,000 and 210,000 shares of the Company's common stock, of which the Company will issue 80,000 shares and the Company's founder, Osamah S. Bakhit will contribute 130,000 shares. Included in legal settlement expense for the year ended December 31, 1997 is a $620,000 charge, of which $480,000 is attributable to the issuance of 80,000 shares of common stock and $140,000 represents the Company's portion of the cash portion of the settlement.

INCOME (LOSS) FROM OPERATIONS. As a result of the above factors, income from operations for the year ended December 31, 1997 increased $2.5 million compared to the year ended December 31, 1996 as restated. The increase primarily reflects the increase in net sales and gross profit realized during 1997, somewhat offset by the non recurring expenses discussed above. Income from operations for the year ended December 31, 1997, excluding the non-recurring expenses and the legal settlement expense, was $2.8 million, an increase of $4.1 million. This increase primarily would have been a result of the increase in gross profit of $3.9 million. See "Gross profit," "Non recurring expenses" and "Legal settlement expense."

INTEREST EXPENSES, NET. Net interest expense increased from $706,000, or 3.0% of net sales for the year ended December 31, 1996 to $821,000, or 2.1% of net sales for the year ended December 31, 1997. The increase in interest expense is due to an increase in borrowings under the Company's line of credit and notes to corporations secured by inventory.

EXTRAORDINARY ITEM. During 1996, the Company extinguished a note payable early and realized an extraordinary gain of $98,000, net of $67,000 in income taxes.

NET INCOME (LOSS). Net income (loss) increased from $(1.6) million for the year ended December 31, 1996 to $404,000 for the year ended December 31, 1997, an increase of $2.0 million. Net income for the year ended December 31, 1997, excluding the non-recurring expenses and the legal settlement expense, would have been approximately $1.4 million, an increase of approximately $3.0 million. This increase is attributable to the increase in gross profit, somewhat offset by the increase in selling and administrative expenses and the increase in interest expenses noted above. See "Gross profit," "Selling and administrative expenses," and "Interest expenses, net."

LIQUIDITY AND CAPITAL RESOURCES

     From inception to 1995, the Company was financed primarily with its cash flow from operations and financing activities. The Company had cash and cash equivalents of $17,000 and $80,000 as of December 31, 1996 and 1997, respectively. The Company had restricted cash of $64,000 and $1.1 million as of December 31, 1996 and 1997, respectively.

     The Company's operating activities used $1.6 million in 1996 and $7.7 million in 1997, principally related to increases in inventories and, in 1997, increases in accounts receivable from sales growth and extended sales terms.

     In 1996, net cash used in investing activities was $39,000, with a reduction in restricted cash largely offset by purchases of property and equipment. In 1997, investing activities used $304,000, consisting of a $1.0 million increase in restricted cash and $323,000 of equipment purchases, net of $1.0 million of cash proceeds from the sale of the Company's former corporate headquarters facility.

     Financing activities provided cash of $834,000 in 1996 and $8.0 million in 1997. Net increases in line of credit borrowings were $915,000 and $3.7 million, respectively. In 1997, the Company raised $5.3 million in its initial public offering and had a $923,000 net increase in long-term debt.

     Restricted cash was required for letters of credit issued to certain vendors. As of December 31, 1997 the Company had working capital of $4.8 million.

     The Company's Credit Facility provides for working capital loans of up to $15.0 million with interest at the Bank of New York Alternate Base Rate (8.5 percent at December 31, 1997) plus one percent subject to an availability calculation based on the eligible borrowing base. The eligible borrowing base includes certain receivables and inventories of the Company. The terms of the credit agreement provide for a facility non-use fee of 0.75% per annum of the difference between the facility amount and the average monthly balance. The Credit Facility matures on June 25, 2000.

     BNY Financial Corporation has a fully perfected security interest against all assets of the Company, except restricted cash, in addition to a personal guarantee from the Company's founder and secured by 1 million shares of common stock pledged by the Company's founder.

     The Credit Facility provides for the repayment of all debt and/or termination of the Credit Facility (i) in the event the Company voluntarily files under the federal bankruptcy laws or fails to dismiss, within 30 days, any petition filed against it in any involuntary case under such bankruptcy laws, (ii) if the lender believes the prospect of payment or performance of the indebtedness is impaired, or (iii) upon a change of control. The $15.0 million Credit Facility has certain financial covenants that require the Company to have a tangible net worth of at least $4.5 million beginning June 30, 1997, to not make capital expenditures in any fiscal year in an amount in excess of $750,000, the ratio of EBITDA of the Company excluding interest income less taxes paid to all cash interest expenses of the Company plus all principal payments made by the Company to be less than two to one, and shall not at any time at the end of any month permit its working capital to be less than $4.0 million.

     As of December 31, 1997, the Company was in default on certain covenants. The financial institution has given the Company a waiver of the covenants that were in default and modified certain covenants for 1998. The covenants have been modified to require the Company to have a tangible net worth of not less than $3 million at December 31, 1998, and that tangible net worth shall increase by $250,000 per quarter starting in 1998. Additionally, the EBITDA covenant has been amended to exclude certain fees and charges that the Company may incur on separately financed transactions with Bank of New York.

     The Company's long-term debt consists of the following: (i) note payable of $3.1 million at December 31, 1997 to a financial institution, due in monthly installments of $166,250 (principal and interest) to August 1999 with an interest rate of 9.5 percent; (ii) note payable of $2.6 million at December 31, 1997 to a corporation, secured by specific inventory, due in monthly installments of $128,000 (principal and interest) to November 1999, with an imputed interest rate of 9.5 percent; (iii) note payable of $18,000 at December 31, 1997 to a corporation, secured by an automobile, due in monthly installments of $485(principal and interest) to July 2001, with an interest rate of 8.15 percent; (iv) note payable of $7,000 as of December 31, 1997 to a corporation, secured by equipment, due in monthly installments of $347 (principal and interest) to February 2000, with an interest rate of 24 percent.

     Subsequent to December 31, 1997 the Company obtained an additional borrowing facility from BNY Financial Corporation, in the form of a $2,342,000 secured promissory note payable, to finance the purchase of an aircraft engine. The note is to be paid in two installments of $1,600,000 on March 17, 1998 and $742,000 on April 27, 1998. The Company paid only
$1,288,000 of the first installment and incurred a $100,000 default penalty. This note is also secured by the 1 million shares of common stock pledged on the Credit Facility by the Company's founder and collateralized by the equipment acquired. The note bears interest at Prime plus three percent plus other fees and has covenants and conditions similar to the Credit Facility and cross defaults with the Credit Facility.

     In 1997, the Company and certain of its current and former officers and directors were named as defendants in three class action lawsuits. In April 1998, the Company entered into a Memorandum of Understanding to settle the lawsuits. The Company's estimated cost of settlement, totaling $620,000, was charged to Legal Settlement Expense in 1997. See "Item 3 - Legal Proceedings."

     The Company's operations are financed under a credit facility with BNY Financial Corporation, a subsidiary of the Bank of New York. This facility is an asset based line of credit secured by account receivable and inventory and is the primary source for the Company to finance its operations and growth. Because of the non-recurring costs associated with the re-auditing of the Company's financial statements and the ongoing federal investigations, the Company has used its asset base to meet these obligations. As a result, the Company may need to increase its capital base in order to continue to meet its growth objectives. There can be no assurance that such additional capital will be available on a timely basis or at acceptable terms.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 13.

                         AVIATION DISTRIBUTORS, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants............................ F-2
Consolidated Balance Sheets as of December 31, 1996 (Restated) and 1997....... F-3
Consolidated Statements of Operations for the Years ended December 31, 1996
  (Restated) and 1997......................................................... F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
  December 31, 1996 (Restated) and 1997....................................... F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1996
  (Restated) and 1997......................................................... F-6
Notes to Consolidated Financial Statements.................................... F-7

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Aviation Distributors, Inc.

We have audited the accompanying consolidated balance sheets of AVIATION DISTRIBUTORS, INC. (a Delaware corporation) as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviation Distributors, Inc. as of December 31, 1996 and 1997, and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.


                                      GRANT THORNTON LLP
Irvine, California
April 2, 1998 (except for Note 8, as
    to which the date is April 20, 1998)

                        AVIATION DISTRIBUTORS, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                       ------------------------------
                                                           RESTATED
                    ASSETS                                   1996              1997
                                                             ----              ----
CURRENT ASSETS:
        Cash and cash equivalents ..................... $    16,985          $    80,218
        Restricted cash................................      63,458            1,103,444
        Accounts receivable, net of allowance for
         doubtful accounts of $410,500 and $300,000
         at December 31, 1996 and 1997, respectively...   4,390,479            7,875,366
        Other receivables..............................      66,272              216,956
        Inventories, net of reserve....................   2,866,756            9,384,573
        Prepaid expenses  .............................      69,724              344,283
        Income tax receivable..........................        -                 392,979
        Current portion of notes receivable............   1,615,528            1,781,172
        Notes receivable from founder..................     408,718              408,718
        Deferred tax asset.............................     386,000              293,000
                                                        -----------          -----------
             Total current assets......................   9,883,920           21,880,709
                                                        -----------          -----------
PROPERTY AND EQUIPMENT.................................   1,784,853            1,030,100
        Less - accumulated depreciation................     278,686              337,908
                                                        -----------          -----------
                                                          1,506,167              692,192
                                                        -----------          -----------
Notes receivable, net of current portion................  3,056,855            1,272,071
Other assets............................................    167,797              179,512
                                                        -----------          -----------
                                                          3,224,652            1,451,583
                                                        -----------          -----------
                                                        $14,614,739          $24,024,484
                                                        -----------          -----------
                                                        -----------          -----------
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
        Checks issued not yet presented for payment.....$   530,440          $   984,031
        Accounts payable................................  2,844,798            2,882,044
        Accrued liabilities.............................    377,044              770,432
        Lines of credit.................................  5,583,475            9,289,188
        Current portion of long-term debt...............  3,066,540            3,133,352
        Current portion of capital lease obligations....     18,867               19,698
                                                        -----------          -----------
             Total current liabilities.................. 12,421,164           17,078,745
                                                        -----------          -----------
Long-term debt, net of current portion..................  3,985,205            2,582,826
                                                        -----------          -----------
Capital lease obligations, net of current portion.......     34,372               14,674
                                                        -----------          -----------
Other long-term liability...............................          -              480,000
                                                        -----------          -----------
Deferred tax liability..................................     86,000               93,000
                                                        -----------          -----------
STOCKHOLDERS' EQUITY (DEFICIT):
        Preferred stock, par value of $.01, 3,000,000
         shares authorized; none issued and outstanding.     -                    -
        Common stock, par value of $.01, 10,000,000
         shares authorized; 1,785,000  and 3,165,000
         shares issued and outstanding at December 31,
         1996 and 1997, respectively....................     17,850               31,650
        Additional paid in capital......................    389,150            5,658,099
        Accumulated deficit............................. (2,319,002)          (1,914,510)
                                                        -----------          -----------
             Total stockholders' equity (deficit)....... (1,912,002)           3,775,239
                                                        -----------          -----------
                                                        $14,614,739          $24,024,484
                                                        -----------          -----------
                                                        -----------          -----------

          The accompanying notes are an integral part of these consolidated balance sheets.

                          AVIATION DISTRIBUTORS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                               RESTATED
                                                 1996              1997
                                                 ----              ----
DISTRIBUTED SERVICES AND INVENTORY SALES.... $22,427,254        $37,851,114
NET SALES ON CONSIGNMENT AND
 MARKETING AGREEMENTS.......................   1,428,117          1,112,845
                                             -----------        -----------
TOTAL NET SALES.............................  23,855,371         38,963,959
COST OF SALES...............................  18,428,269         29,608,994
                                             -----------        -----------
          Gross profit......................   5,427,102          9,354,965
SELLING AND ADMINISTRATIVE EXPENSES.........   5,324,772          6,528,256
LEGAL SETTLEMENT EXPENSE....................   1,375,000            620,000
NON RECURRING EXPENSES......................      -                 968,052
                                             -----------        -----------
          Income (loss) from operations.....  (1,272,670)         1,238,657
OTHER (EXPENSES) INCOME:
          Interest expense..................  (1,260,244)        (1,255,483)
          Interest income...................     554,262            434,290
          Gain (loss) on sale of asset......     (48,898)            79,772
          Other income......................      60,643             38,256
                                             -----------        -----------
          Income (loss) before provision
           for (benefit from) income taxes..  (1,966,907)           535,492
PROVISION FOR (BENEFIT FROM) INCOME TAXES...    (303,000)           131,000
                                             -----------        -----------
          Net income (loss)
           before extraordinary item........  (1,663,907)           404,492
EXTRAORDINARY ITEM - gain on early
 extinguishment of debt, net of
 applicable income tax of $66,836...........      98,164               -
                                             -----------        -----------
          NET INCOME (LOSS)................. $(1,565,743)       $   404,492
                                             -----------        -----------
                                             -----------        -----------

Basic net income (loss) per share:
          Income (loss) before extraordinary
            item............................ $     (0.93)       $      0.14
          Extraordinary item................        0.05               -
                                             -----------        -----------
          Basic net income (loss) per share. $     (0.88)       $      0.14
                                             -----------        -----------
                                             -----------        -----------

Diluted net income (loss) per share:
          Income (loss) before extraordinary
            item............................ $     (0.93)       $      0.14
          Extraordinary item................        0.05               -
                                             -----------        -----------
          Diluted net income (loss) per
            share........................... $     (0.88)       $      0.14
                                             -----------        -----------
                                             -----------        -----------

Basic weighted average shares outstanding...   1,785,000          2,910,000
Effect of dilutive stock options............        -                43,108
                                             -----------        -----------
Diluted weighted average shares outstanding.   1,785,000          2,953,108
                                             -----------        -----------
                                             -----------        -----------

          The accompanying notes are an integral part of these consolidated statements.

                           AVIATION DISTRIBUTORS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                   TOTAL
                                                        ADDITIONAL              STOCKHOLDERS'
                                   NUMBER                 PAID      ACCUMULATED    EQUITY
                                  OF SHARES    AMOUNT   IN CAPITAL     DEFICIT    (DEFICIT)
                                  ---------    ------   ----------  ----------- -------------
Balance at January 1, 1996
  as previously reported........  1,785,000   $ 17,850  $  389,150  $  (253,994)  $  153,006

  Prior period adjustment.......      -           -           -        (499,265)    (499,265)
                                  ---------   --------  ----------  -----------   ----------
Balance at January 1, 1996
  as restated...................  1,785,000     17,850     389,150     (753,259)    (346,259)

  Net loss......................      -           -           -      (1,565,743)  (1,565,743)
                                  ---------   --------  ----------  -----------   ----------
Balance at December 31, 1996....  1,785,000     17,850     389,150   (2,319,002)  (1,912,002)

 Initial public offering........  1,380,000     13,800   5,268,949        -        5,282,749

  Net income....................      -           -          -          404,492      404,492
                                  ---------   --------  ----------  -----------   ----------
Balance at December 31, 1997....  3,165,000   $ 31,650  $5,658,099  $(1,914,510)  $3,775,239
                                  ---------   --------  ----------  -----------   ----------
                                  ---------   --------  ----------  -----------   ----------

          The accompanying notes are an integral part of these consolidated statements.

                         AVIATION DISTRIBUTORS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                                    -------------------------
                                                                    RESTATED
                                                                      1996             1997
                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)............................................. $ (1,565,743)    $   404,492
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
       Extraordinary item - gain on early extinguishment of debt..     (165,000)              -
       Principal payments on note receivable .....................    1,462,332       1,619,140
       Borrowings on notes payable related to inventory purchases.    1,145,029       3,730,175
       Principal payments on notes payable
         related to inventory purchases...........................   (2,237,332)     (3,365,506)
       Reduction in amount due on notes payable
         related to inventory purchases...........................     (616,105)              -
       Legal settlement...........................................    1,200,000         (80,000)
       Principal payments on note payable
         related to legal settlement..............................     (300,000)       (820,000)
       Loss (gain) on sale of property and equipment..............       48,898         (79,772)
       Depreciation and amortization..............................      231,209         281,550
       Changes in assets and liabilities:
            Accounts receivable, net..............................     (261,815)     (3,484,887)
            Other receivables.....................................       75,015        (150,684)
            Inventories...........................................     (629,860)     (6,517,817)
            Prepaid expenses......................................      (18,024)       (274,559)
            Income tax receivable.................................            -        (392,979)
            Deferred tax asset....................................     (360,808)         93,000
            Other assets..........................................     (142,666)        (11,715)
            Checks issued not yet presented for payment...........      (44,448)        453,591
            Accounts payable......................................      468,793          37,246
            Accrued liabilities...................................        6,211         393,388
            Other long term liability.............................            -         480,000
            Deferred tax liability................................       57,808           7,000
                                                                   ------------     -----------
                   Net cash used in operating activities..........   (1,646,506)     (7,678,337)
                                                                   ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment...........................     (196,857)       (376,398)
    Proceeds from the sale of property and equipment..............            -       1,112,050
    Borrowings given on note receivable from founder..............      (80,000)              -
    Decrease (Increase) in restricted cash........................      237,717      (1,039,986)
                                                                   ------------     -----------

                  Net cash used in investing activities...........      (39,140)       (304,334)
                                                                   ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on lines of credit.................................   21,359,968      43,103,511
    Principal payments on lines of credit.........................  (20,444,277)    (39,397,798)
    Borrowings on long-term debt..................................            -         519,800
    Principal payments of long-term debt..........................      (54,602)     (1,443,491)
    Principal payments of capital lease obligations...............      (26,179)        (18,867)
    Net proceeds from initial public offering.....................            -       5,282,749
                                                                   ------------     -----------
                  Net cash provided by financing activities.......      834,910       8,045,904
                                                                   ------------     -----------
Net increase (decrease) in cash and cash equivalents..............     (850,736)         63,233
Cash and cash equivalents at beginning of period..................      867,721          16,985
                                                                   ------------     -----------
Cash and cash equivalents at end of period........................ $     16,985     $    80,218
                                                                   ------------     -----------
                                                                   ------------     -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest................................................... $  1,156,696     $ 1,323,206
                                                                   ------------     -----------
                                                                   ------------     -----------
       Income taxes............................................... $     20,000     $   399,203
                                                                   ------------     -----------
                                                                   ------------     -----------

          The accompanying notes are an integral part of these consolidated statements.

                          AVIATION DISTRIBUTORS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

Aviation Distributors, Inc. ("ADI") and its subsidiary (the "Company") established operations in 1988, incorporated in the state of California in 1992 and reincorporated in the state of Delaware in 1996. The Company is a supplier, distributor and broker of commercial aircraft parts and supplies. The Company's customers are located worldwide.

For the years ended December 31, 1996 and 1997, approximately 60.3% and 56.5% respectively, of the Company's net sales were export sales. These export sales by region were approximately as follows:

                                                              DECEMBER 31,
                                                         -----------------------
                                                         RESTATED
                                                            1996            1997
                                                            ----            ----
Pacific Rim...............................................   20.2%         19.5%
Europe....................................................   22.2          21.2
Latin/South America.......................................   11.1          12.0
Africa/Middle East........................................    6.8           3.8
                                                             ----          ----
                                                             60.3%         56.5%
                                                             ----          ----
                                                             ----          ----

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

PRINCIPLES OF CONSOLIDATION


The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary ADI Consignment and Sales, Inc. The Company's subsidiary is a non-operating entity; therefore, there were no significant intercompany transactions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with a maturity of less than 90 days to be cash equivalents.

RESTRICTED CASH

Restricted cash consists of short-term certificates of deposits held as security for letters of credit issued on behalf of the Company by financial institutions. (See note 9)

INVENTORIES

Inventories, which consist primarily of aircraft parts, are stated at the lower of cost or market with cost determined on a specific identification or first-in, first-out basis. Expenditures required for the rectification of parts are capitalized as inventory cost as incurred and are expensed with cost of sales as the parts are sold. Inventory received from a vendor in exchange for Company owned inventory is recorded at the historical cost of the items surrendered, after any necessary reduction for impairment. Inventory received in settlement of receivables is recorded at the lower of the receivable balance or the fair value of the items received.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation expense is provided using the straight-line method over the useful lives of the assets, ranging from five to thirty years. Expenditures for repairs and maintenance are expensed as incurred. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. The carrying amounts of assets sold or retired are removed from their accounts in the year of disposal, and any resulting gain or loss is reflected in operations.

                          AVIATION DISTRIBUTORS, INC.

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

REINCORPORATION

On July 12, 1996, the Company reincorporated in the State of Delaware, increasing its authorized number of shares of Common Stock to 10,000,000, $.01 par value, and increasing the number of shares of Common Stock outstanding to 2,100,000. All share and per share data have been retroactively restated in the accompanying financial statements to give effect to the above items.

Effective July 12, 1996, the Company also authorized the issuance of up to 3,000,000 shares of Preferred Stock, $.01 par value. No Preferred Stock has been issued.

STOCK SPLIT

In 1996, the Company effected a .85 for one stock split. All share and per share data reflects this stock split.

FINANCIAL INSTRUMENTS

At December 31, 1997 and 1996, the carrying value of the Company's financial instruments (cash and cash equivalents, accounts receivable, notes receivable, lines of credit, other liabilities due in less than one year and notes payable) approximated their fair values due to the relatively short maturity of the instruments or because the interest rates on the instruments are comparable to market rates.

REVENUE RECOGNITION

Sales of aircraft parts are recognized as revenues when the product is shipped and title has passed to the customer. The Company provides an allowance for estimated product returns. Distributed services sales represent sales of aviation parts obtained from outside sources at the point of sale, whereas inventory sales represent sales from Company owned inventory. Net sales on consignment and marketing agreements represent revenue related to inventories owned by others in which the Company has entered into exclusive marketing and/or consignment agreement to sell the third party parts.

INCOME TAXES

The Company accounts for income taxes using the liability method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

BASIC AND DILUTED NET INCOME (LOSS) PER SHARES

Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards (SFAS), No. 128, "Earnings per Share", which supersedes APB Opinion No. 15, "Earnings per Share". Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

STOCK BASED COMPENSATION

Effective January 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS No. 123 allows companies to continue to measure compensation costs prescribed by Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees." Companies electing to continue accounting for stock-based compensation plans under APB No. 25 must make pro forma disclosures of net income and earnings per share as if SFAS No. 123 has been adopted if the fair value of the options has material impact on earnings. The Company has continued to account for stock-based compensation plans under APB No. 25. The impact of applying SFAS No. 123 in 1996 and 1997 is immaterial to the financial statements of the Company.

                          AVIATION DISTRIBUTORS, INC.

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has determined that the adoption of SFAS 130 will not have a material effect on the Company's financial statements.

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which applies only to publicly held business entities. A reportable segment, referred to as an operating segment, is a component of an entity about which separate financial information is produced internally, that is evaluated by the chief operation decision-maker to assess performance and allocate resources. SFAS 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has determined that the adoption of SFAS 131 will not have a material effect on the Company's financial statements.

NOTE 2  - RESTATEMENT OF 1996 FINANCIAL STATEMENTS:

The Company has restated its previously issued 1996 consolidated financial statements for matters related to: previously reported sales and accounts receivables, inventory costs and valuation reserves, revisions to the previous policy regarding the capitalization of costs associated with the bulk purchase of inventory, correction of prior accounting for capitalization of bulk purchase and certain other costs, correction in the accounting for the gain on early extinguishment of debt, unrecorded liabilities, additional bad debt expenses and the related income tax effects. Retained earnings at January 1, 1996, was reduced by $499,265 as a result of adjustments to sales previously reported and previously unrecorded liabilities in 1995.

The following is a summary of the restatements for 1996:

      1.   Reduction of previously reported sales, net of related cost of sales............    $  788,358
      2.   Inventory cost adjustments and increase
           to inventory valuation reserves.................................................       309,855
      3.   Changes to accounting policy regarding
           capitalization of costs incurred with the
           bulk purchase of inventory......................................................       243,406
      4.   Corrections in accounting for capitalization
           of bulk purchase and certain other costs and
           gain from early extinguishment of debt transaction..............................       341,136
      5.   Increase in reserves for returns and
           allowances......................................................................       115,534
      6.   Unrecorded liabilities..........................................................       146,655
      7.   Additional bad debt expenses....................................................       280,500
                                                                                               ----------
                               Subtotal....................................................     2,225,444
                Income tax effect of restatement...........................................      (344,464)
                                                                                               ----------
                               Total reduction in 1996 net earnings........................    $1,880,980
                                                                                               ----------
                                                                                               ----------

The effect on the Company's previously issued 1996 financial statements are summarized as follows:

Balance Sheet as of December 31, 1996:

                                                              PREVIOUSLY     INCREASE
                                                               REPORTED     (DECREASE)  (RESTATED)
                                                              ----------    ----------  ----------
                                                                         (000'S OMITTED)
           Current Assets....................................  $12,298        $(2,414)    $ 9,884
           Other Assets......................................      247            (79)        168
           Total Assets......................................   17,108         (2,493)     14,615

           Total Current Liabilities.........................   12,569           (148)     12,421
           Deferred Tax Liability............................       51             35          86
           Total Liabilities.................................   16,640           (113)     16,527

           Stockholders' Deficit:
           ----------------------
           Accumulated Deficit-1995..........................     (254)          (499)       (753)
           Net Income (Loss).................................      315         (1,881)     (1,566)
                                                               -------        -------     -------
           Accumulated Deficit-1996..........................       61         (2,380)     (2,319)
                                                               -------        -------     -------
                                                               -------        -------     -------

           Total Liabilities and Stockholders' Deficit.......  $17,108        $(2,493)    $14,615


Statement of Operations for the year ended December 31, 1996:

           Total Net Sales...................................  $24,871        $(1,016)    $23,855
           Cost of Sales.....................................   18,162            266      18,428
           Gross Profit......................................    6,709         (1,282)      5,427
           Selling and Administration Expenses...............    4,486            838       5,324

           Income (Loss) from Operations.....................      848         (2,121)     (1,273)

           Interest Expense..................................    1,187             73       1,260

           Income before taxes and
           extraordinary item................................      227         (2,194)     (1,967)

           Provision for (Benefit from) taxes................       42           (345)       (303)

           Income (Loss) before
           extraordinary item................................      185         (1,849)     (1,664)

           Extraordinary Item................................      130            (32)         98

           Net Income (Loss).................................      315         (1,881)     (1,566)

                Net Income (Loss) Per Share..................   $ 0.18        $ (1.06)     $ (.88)

NOTE 3 - NOTES RECEIVABLE FROM FOUNDER:

Mr. Osamah S. Bakhit is the founder of the Company and is currently a consultant for the company. The Company loaned $328,718 to Mr. Bakhit in December 1995 and $80,000 in December 1996. The loans are in the form of notes, bearing interest at 6%, payable in quarterly installments aggregating $102,180. Interest on the notes has been paid through June 1997 and the Board of Directors of the Company has approved the deferral of principal and interest payments until December 31, 1998.

NOTE 4  - AIRCRAFT TRANSACTIONS:

During 1995, the Company purchased commercial aircraft and engines which were subsequently sold in exchange for a note receivable (see Note 6) secured by an irrevocable letter of credit provided by the customer. The Company purchased the aircraft through proceeds from a note payable (see Note 9) to a financial institution which is secured by the customer note receivable (see Note 14).

NOTE 5  - ACCOUNTS RECEIVABLE:

The Company distributes products in the United States and abroad to commercial airlines, air cargo carriers, distributors, maintenance facilities and other aerospace companies. The Company's credit risk consists of accounts receivable denominated in U.S. dollars from customers in the aircraft industry. The Company performs periodic credit evaluations of its customers' financial condition and provides an allowance for doubtful accounts as required. The Company, at times, offers extended payments terms of up to one year on its receivables.

NOTE 6 - NOTES RECEIVABLE:

Notes receivable consist of the following:

                                                                                                            DECEMBER 31,
                                                                                      ------------------------------------
                                                                                            1996                  1997
                                                                                            ----                  ----
Notes receivable from a corporation, secured by an Irrevocable Letter of Credit, due in monthly installments of $166,250 (principal and interest) to August
  1999 with an interest rate of 9.5 percent (see Notes 4 and 9) .....................    $4,672,383             $3,053,243

Less - Current portion ..............................................................     1,615,528              1,781,172
                                                                                         ----------             ----------
                                                                                         $3,056,855             $1,272,071
                                                                                         ----------             ----------
                                                                                         ----------             ----------

NOTE 7 - PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:

                                                                                                  DECEMBER 31,
                                                                                      ------------------------------------
                                                                                            1996                  1997
                                                                                            ----                  ----
Computer equipment and software......................................................    $  292,087             $  510,775
Furniture and fixtures...............................................................        95,419                266,929
Leasehold improvements...............................................................          -                   115,783
Machinery and equipment..............................................................       256,354                 91,162
Autos................................................................................         9,851                 45,451
Building.............................................................................     1,131,142                   -
                                                                                         ----------             ----------
                                                                                         $1,784,853             $1,030,100
                                                                                         ----------             ----------
                                                                                         ----------             ----------

NOTE 8 - LINES OF CREDIT:

                                                                                                            DECEMBER 31,
                                                                                                ----------------------------------
                                                                                                     1996                  1997
                                                                                                     ----                  ----
Revolving line of credit, interest at the Bank of New York Alternate Base Rate
  (8.5 percent at December 31, 1997) plus one percent, due monthly, principal due June 25, 2000, secured by substantially all of the Company's assets, except restricted cash; maximum
  borrowings are $15,000,000.................................................................     $    -                $9,289,188

Revolving line of credit, interest at prime rate (8.25 percent at December 31,
  1996) plus 1.5 percent, due monthly, principal due March 31, 1997, secured by substantially all of the Company's
  assets, except cash; maximum borrowings were $4,500,000.....................................     3,734,322                 -

Revolving line of credit, interest at prime rate (8.25 percent at December 31,
  1996) plus one percent, due monthly, principal due August 31, 1997, secured by substantially all of the Company's assets,
  except cash; maximum borrowings were $2,000,000.............................................     1,849,153                 -
                                                                                                  ----------            ----------
                                                                                                  $5,583,475            $9,289,188
                                                                                                  ----------            ----------
                                                                                                  ----------            ----------

The Company's current line of credit provides a borrowing facility up to the lesser of $15,000,000 (facility amount) or the advance rate against qualified accounts receivable and inventory. Based on the advance rate formula, the Company was over advanced by $366,461 at December 31, 1997. The borrowing rate is subject to a premium of 1/2% per annum when the facility is over advanced. The terms of the credit agreement provide for a facility non-use fee of 0.75% per annum of the difference between the facility amount and the average monthly balance. This line of credit is secured by 1,000,000 shares of common stock of the Company pledged by the Company's founder and personally guaranteed by the Company's founder.

The credit facility has general financial covenants related to the Company's financial condition. At December 31, 1997, the Company was in default on certain covenants. On April 20, 1998, the financial institution issued the Company a waiver of the covenants that were in default and modified certain covenants for 1998.

NOTE 9 - LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                                            DECEMBER 31,
                                                                                                ----------------------------------
                                                                                                   RESTATED
                                                                                                     1996                  1997
                                                                                                     ----                  ----
Note payable to a financial institution, due in monthly installments of $166,250
  (principal and interest) to August 1999, secured by a
  note receivable (see Note 6), with an interest rate of 9.5 percent........................      $4,672,383            $3,053,243

Non-interest bearing note payable to a corporation, secured by specific inventory and $1,000,000 irrevocable letter of credit, due in monthly installments of $128,194, with a final payment in November 1999 of $71,118, with an imputed interest rate of 9.5 percent, net of discount of
  $253,070 at December 31, 1997..............................................................          -                 2,638,317

Note payable to a corporation, secured by an automobile, due in monthly installments of $485, (principal and interest) to
  July 2001, with an interest rate of 8.15 percent............................................         -                    17,663

Note payable to a corporation, secured by equipment, due in monthly installments of $347 (principal and interest) to February 2000, with
  an interest rate of 24 percent...............................................................        9,128                 6,955

Note payable to a financial institution, secured by a building, due in adjustable monthly installments of $8,382 as of December 31, 1996, (principal and interest), to May 1999, with a balloon payment, interest
  at Moody's A Bond Index (8.0% at December 31, 1996) plus .125 percent........................      936,480                    -

Note payable to a corporation, due in an installment of $562,500 plus interest at 10 percent on March 15, 1997 and quarterly installments of $112,500, plus
  interest commencing June 15, 1997 to December 15, 1997.......................................      900,000                    -

Non-interest bearing note payable to a corporation, secured by specific inventory, due in semi-annual installments of $125,000 to December 1998, with an imputed interest rate of 10 percent, net of discount of $154,050. In
  December 1996, the parties agreed to reduce the remaining unamortized balance of this note ($568,600) in exchange for a cash payment of $405,000 resulting
  in an extraordinary gain before tax of $165,000.............................................       405,000                    -

Non-interest bearing note payable to a corporation, secured by specific inventory, due in monthly installments to March 1997,
  with an imputed interest rate of 10 percent, net of discount of $1,947......................       126,053                    -

Note payable to a corporation, secured by an automobile, due in monthly installments of $192 (principal and interest) to March 1998, with an
  interest rate of 7.9 percent................................................................         2,701                    -
                                                                                                  ----------            ----------
                                                                                                   7,051,745             5,716,178
Less - Current portion........................................................................     3,066,540             3,133,352
                                                                                                  ----------            ----------
                                                                                                  $3,985,205            $2,582,826
                                                                                                  ----------            ----------
                                                                                                  ----------            ----------

Future annual principal payments on long-term debt at December 31, 1997 are as follows:

             YEAR ENDING
             DECEMBER 31,
             ------------
                 1998........................  $3,133,352
                 1999........................   2,573,538
                 2000........................       5,984
                 2001........................       3,304
                                               ----------
                                               $5,716,178
                                               ----------
                                               ----------

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company leases equipment and facilities under noncancelable operating and capital leases. As of December 31, 1997, the annual minimum lease commitments are:

            YEAR ENDING
            DECEMBER 31,                     CAPITAL       OPERATING
            ------------                    ----------    -----------
            1998...........................  $24,108        $  337,634
            1999...........................   13,420           383,027
            2000...........................    2,825           382,340
            2001...........................      -             382,340
            2002...........................      -             361,199
            Thereafter.....................      -             737,817
                                             -------        ----------
                                              40,353        $2,584,357
                                                            ----------
                                                            ----------
            Less - Amount representing
              interest.....................    5,981
                                             -------
                                              34,372

            Less - Current portion.........   19,698
                                             -------
                                             $14,674
                                             -------
                                             -------

Rent expense for the years ended December 31, 1996 and 1997 was $109,849 and $123,610, respectively.

The Company supplies certain parts to its customers through various consignment agreements, under which the Company takes possession of a vendor's inventory and through exclusive marketing agreements, under which the Company markets the vendors' inventory, which remains in the vendors possession. These agreements are generally entered into on a long-term basis. There were no consignment agreements in effect at December 31, 1997.

The Company neither manufacturers nor repairs aircraft parts and requires that all of the parts that it sells are properly documented and traceable to their original source. Although the Company has never been subject to product liability claims, there is no guarantee that the Company would not be subject to liability from its potential exposure relating to faulty aircraft parts in the future. The Company maintains liability insurance to protect from such claims, but there can be no assurance that such coverage will be adequate to fully protect the Company from any liabilities it might incur. An insurance loss above the Company's policy limit could have a material adverse effect upon the Company's financial condition.

EMPLOYMENT CONTRACTS

The Company has contracts with certain key employees and the Company's founder. The contracts provide for all normal employee benefits, incentive compensation under the Executive Incentive Compensation Plan and options to purchase shares of common stock at an option price of $5 per share. The agreements expire from December 31, 1999 to December 31, 2001 and will automatically renew for an additional term ranging from three to five years unless cancelled upon 90 days written notice.

CLASS ACTION LAWSUITS AND GOVERNMENT INVESTIGATIONS

In August 1997, the Company's former independent auditors withdrew their previously issued reports on the Company's financial statements for the years ended December 31, 1994, 1995 and 1996 and the six months ended June 30, 1996 and resigned as the Company's auditors. These actions were the result of their investigation of allegations regarding certain of the Company's accounting and financing practices. The lack of required financial information resulted in the subsequent halt in trading and delisting of the Company's common stock on the Nasdaq SmallCap market in September 1997.

In October 1997, three separate class action lawsuits were filed against the Company, its founder, directors and certain current and former officers and directors, and others. In February 1998, a motion was approved to consolidate all three class action lawsuits in Federal court.

In April 1998, the Company entered into a settlement in principle which is memorialized in a Memorandum of Understanding (the "M.O.U.") with counsel for the plaintiffs to settle the suits. Terms of the settlement include cash consideration of $740,000 and 210,000 shares of the Company's common stock, of which the Company will issue 80,000 shares and the Company's founder, Osamah S. Bakhit, will contribute 130,000 shares. Included in legal settlement expense for the year ended December 31, 1997 is a $620,000 charge, of which $480,000 is attributable to the issuance of 80,000 shares of common stock and $140,000 represents the Company's portion of the cash consideration.

The settlement is conditioned upon the execution of a definitive settlement agreement on or before May 1, 1998 and the court's approval of that agreement. For the agreement to be effected, a certain percentage (to be specified in the agreement) of shareholders must not have elected to be excluded from the the terms and conditions of the settlement. The settling plaintiffs may also withdraw from the settlement if the Company's common shares trade at less than $5 per share for the ten-day period beginning fifteen days prior to the settlement hearing.

Both a Federal grand jury and the Securities and Exchange Commission have commenced investigations into the allegations referred to above. The investigations are continuing and the Company is unable, at this time, to evaluate the possible outcome of the investigations or their impact on the Company.

NOTE 11 - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 1996 and 1997, activity with respect to the Company's allowance for doubtful accounts is summarized as follows:

          YEAR ENDING                                RESTATED
          DECEMBER 31,                                 1996               1997
          ------------                                 ----               ----
          Beginning balance......................... $  48,607          $ 410,500
          Charged to expense........................   518,248            222,713
          Amounts written off.......................  (156,355)          (333,213)
                                                     ---------          ---------
          Ending balance............................ $ 410,500          $ 300,000
                                                     ---------          ---------
                                                     ---------          ---------

NOTE 12 - CONCENTRATION OF CREDIT RISK:

Substantially all of the Company's sales are to airlines, other aircraft operators and other aircraft parts suppliers. Concentrations of credit risk with respect to trade accounts receivable are generally diversified due to the large number of customers and their dispersion worldwide. The Company also performs credit evaluations on its customers throughout the year. As a result of an aircraft sale that was taken on terms (see Note 4), the note receivable from one customer accounted for approximately 12.7 percent and 32.0 percent of total assets at December 31, 1997 and 1996, respectively.

The Company had two customers that represented 16.9 percent and 12.8 percent of accounts receivable at December 31, 1997.

NOTE 13 - INCOME TAXES:

The components of the provision (benefit) for income taxes consist of the following:

                                                         RESTATED
                                                           1996                1997
                                                           ----                ----
     Current:
        Federal.....................................     $    -                $  28,000
        State.......................................          -                    3,000
                                                         ----------            ---------
                                                              -                   31,000
                                                         ----------            ---------

     Deferred:
        Federal.....................................       (257,000)              85,000
        State.......................................        (46,000)              15,000
                                                         ----------            ---------
                                                           (303,000)             100,000
                                                         ----------            ---------
                                                         $ (303,000)           $ 131,000
                                                         ----------            ---------
                                                         ----------            ---------

The reconciliation of income tax expense computed at the U.S. Federal statutory rate to income tax expense (benefit) is as follows:

                                                           RESTATED
                                                             1996                1997
                                                             ----                ----
     Tax at U.S. Federal statutory rates............     $ (643,000)           $ 173,000
     State income taxes, net of federal effect......       (113,000)              31,000
     Change in valuation allowance..................        435,000             (100,000)
     Permanent differences..........................         28,000               33,000
     Other, net.....................................        (10,000)              (6,000)
                                                         ----------            ---------
                                                         $ (303,000)           $ 131,000
                                                         ----------            ---------
                                                         ----------            ---------

Deferred income taxes arise as a result of differences in the methods used to determine income for financial reporting versus income for tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           RESTATED
                                                             1996                1997
                                                             ----                ----
     Depreciation....................................    $  (86,000)           $ (93,000)
                                                         ----------            ---------
        Gross deferred tax liabilities...............       (86,000)             (93,000)
                                                         ----------            ---------

     Inventory reserve...............................        75,000               90,000
     Allowance for doubtful accounts ................       165,000              120,000
     Operating accruals and capitalized inventory
       costs.........................................        84,000              194,000
     Legal settlement................................       361,000              256,000
     Net operating loss carryforwards................       424,000              256,000
                                                         ----------            ---------
        Gross deferred tax assets....................     1,109,000              916,000
                                                         ----------            ---------
        Deferred tax assets valuation allowance......      (723,000)            (623,000)
                                                         ----------            ---------
                                                         $  300,000            $ 200,000
                                                         ----------            ---------
                                                         ----------            ---------

The Company has a federal net operating loss carryforward of approximately $637,000, which expires in 2011.

NOTE 14 - STOCK BASED COMPENSATION PLANS

On July 10, 1996, the Company adopted the Aviation Distributors, Inc. 1996 Stock Option and Incentive Plan (the "Plan") which provides for the issuance of up to a maximum of 264,500 shares of the Company's common stock to employees, non-employee directors and independent contractors at the sole discretion of the board of directors. The Plan provides for the issuance of incentive stock options and non-qualified stock options. Options issued under the Plan may be accompanied by stock appreciation rights, as defined. Additionally, the Plan provides for the issuance of restricted stock, dividend equivalents and other stock and cash based awards and loans to participants in connection with the options or other plan provisions at the discretion of the board of directors.

On July 16, 1996, the Company's board of directors granted 150,000 options under the Plan at an exercise price of $7.00 per share (estimated fair market value at date of grant). On February 28, 1997, the Company's board of directors approved a resolution changing the exercise price to the offering price of the Common Stock in the Company's initial public offering, which was $5.00 per share.

The following is a summary of the Company's stock option plan:

                                                                     WEIGHTED AVERAGE
                                                          SHARES      EXERCISE PRICE
                                                         --------    ----------------
     Outstanding at December 31, 1995.................       -             $   -
     Granted..........................................    150,000            5.00
                                                          -------          ------

     Outstanding at December 31, 1996  ...............    150,000            5.00
     Granted..........................................     30,000            5.00
     Forfeited........................................    (16,600)           5.00
                                                          -------           -----
     Outstanding at December 31, 1997  ...............    163,400           $5.00
                                                          -------           -----
                                                          -------           -----

                                                          RESTATED
                                                           1996              1997
                                                           ----              ----
     Exercisable at the end of the year...............        -             73,723
     Weighted average fair value of options granted...      $ 0.96          $ 0.96

The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions used for grants in 1997 and 1996: risk-free rate of 5.5%; no expected dividend yield; and an expected life of 3 to 4 years.

NOTE 15 - LEGAL SETTLEMENTS

In February 1996, an action was brought against the Company arising out of a dispute relating to an agreement between the Company and a customer. The plaintiff claimed, among other things, damages of $3,518,000, interest, attorney's fees and punitive damages. The Company also filed a counterclaim against this customer for breach of contract, fraud and negligent misrepresentation. Although the Company believed it had meritorious defenses to this dispute, in August 1996, counsel advised the Company that final judicial resolution of such matter could take several years. Consequently, in order to pursue an initial public offering in a timely manner, during the third quarter of 1996 this case was settled for $1.2 million. Included in the legal settlement expense as of December 31, 1996 is the $1.2 million settlement charge plus $175,000 of legal costs. During March 1997 the Company paid in full its obligation under the settlement agreement.

See Note 10 regarding the settlement of 1997 lawsuits.

NOTE 16 - SUBSEQUENT EVENT

In February 1998, the Company obtained an additional borrowing facility, in the form of $2,342,000 secured promissory note payable, to finance the purchase of an aircraft engine. The note is to be paid in two installments of $1,600,000 on March 17, 1998 and $742,000 on April 27, 1998. The Company paid only $1,288,000 of the first installment and incurred a $100,000 default penalty. This note is secured by the same 1,000,000 shares of common stock pledged on the line of credit by the Company's founder and collateralized by the equipment acquired. The note bears interest at Prime plus 3% plus other fees and has covenants and conditions similar to its working capital credit facility.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     WITHDRAWAL OF REPORTS ON FINANCIAL STATEMENTS; RESIGNATION OF AUDITOR. On August 29, 1997, Arthur Andersen LLP, the Company's former independent auditor (the "Former Auditor") withdrew its previously issued reports on the Company's financial statements dated December 31, 1994, 1995, and 1996 and June 30, 1996 (collectively, the "Withdrawn Reports"). The Former Auditor also resigned on that same date.

     In a letter to the Company's Audit Committee, the Former Auditor advised the Company that it believed that the Company (i) prepared false sales invoices and provided them to the Company's former bank to obtain financing;
(ii) that the Company prepared false documents and provided them to the Former Auditor to support the collectibility of accounts receivable balances; and (iii) that the Company prepared false documents which resulted in inappropriate recording of sales at December 31, 1996 on orders that had not been shipped as of that date. The Former Auditor also advised the Company that it believed that the foregoing matters had a material impact on the Company's December 31, 1996 financial statements and that they occurred with the knowledge and involvement of management of the Company. Based on its beliefs, the Former Auditor was unwilling to continue to rely on management's representations in connection with its audits of the Company's financial statements and unwilling to serve as the Company's independent public accountant.


     None of the Withdrawn Reports contained an adverse opinion or disclaimer of opinion, nor were the Withdrawn Reports qualified or modified as to uncertainty, audit scope, or accounting principles.

     In May 1996, the Former Auditor informed the Company of significant deficiencies in the design and operation of its internal controls that it had observed in connection with its audit of the Company's December 31, 1995 financial statements. The Company addressed these deficiencies by hiring a new Chief Financial Officer and a new Chief Accounting Officer in June 1996, as well as implementing changes in its internal controls.

     In connection with the December 31, 1996 audit, the Former Auditor proposed an adjustment to the bad debt reserve for $100,000. The matter was discussed with management and an adjustment was made which satisfied the Former Auditor, who then issued an unqualified report for that period.

     In connection with limited review procedures performed on the quarter ended March 31, 1997, the Former Auditor became aware of the fact that certain receivables were collected by accepting inventory from some customers. These inventory exchanges are non-monetary transactions, which the Former Auditor believed should not have resulted in the recognition of revenue and profit on the related original sales. Management of the Company believed that its recognition policy was in accordance with industry standards. The Former Auditor proposed an adjustment to reverse the original profit relating to these exchanges. No amount was recorded in the first quarter as management believed that it had excess reserves in inventory and had overaccrued on certain liabilities, which would negate any impact on the quarterly results.

     In connection with limited review procedures performed on the quarter ended June 30, 1997, the Former Auditor raised issues with respect to (i) a sale for $240,000 recorded in June 1997 which may not have been shipped until July 3, 1997, (ii) the level of bad debt and credit memo reserves, which on the basis of limited testing by the Former Auditor, was believed by it to be in the range of $125,000 to $250,000 low, and (iii) additional inventory exchanges recorded in the second quarter. In response to discussions with the Former Auditor concerning these items, the Company adopted the recommendation to increase the reserves for bad debts and credit memos to $346,000 and reversed several excess accrued liabilities and part of its inventory reserves. The Company also made the adjustment necessary to reverse the $240,000 sale transaction in question. The Former Auditor expressed concern that further adjustments may be required upon completion of the review of the matters addressed in the Letter.

     Subsequent to the issuance of the press release by the Company of its second quarter 1997 results and prior to the Company's filing of its second quarter 1997 Form 10-Q, which did include known adjustments recommended by the Former Auditor, the Former Auditor requested and the Company agreed to delay the filing of a registration statement for a secondary offering until certain allegations brought to the attention of the Former Auditor were completely reviewed and evaluated as to the potential impact on the Company's previously released financial reports.

     The Company expressed a concern to the Former Auditor regarding numerous changes of experienced personnel, including the audit partners, and as to whether these changes were the cause of increasing audit costs.

     The Company authorized the Former Auditor to respond fully to the inquiries of the successor auditor concerning the subject matter of each of the foregoing disagreements.

     COMMUNICATIONS BETWEEN THE FORMER AUDITOR AND THE COMPANY'S AUDIT COMMITTEE. On July 24, 1997, the Former Auditor notified an outside director that it had become aware of information from an informant(s) regarding the Company's practices, including allegations of falsification of documents given to the Former Auditor and allegations of improper financial reporting and, based upon a limited procedural review, the Former Auditor reiterated its concern about the filing for a secondary offering. The Company had previously agreed to delay the secondary offering based upon the Former Auditor's disclosure to management that the Former Auditor needed more time to perform additional tests of the Company's internal controls and reporting procedures. The Former Auditor then requested a meeting with all of the outside directors of the Company.

     On July 25, 1997, two of the outside directors, the Company's securities counsel, and representatives of the Former Auditor participated in a conference call wherein the Former Auditor informed the directors that the allegations included (i) the existence of previously undisclosed related party transactions, (ii) falsified documents, such as shipping documents, receiving reports, and purchase orders, (iii) fictitious sales and exchanges of inventory, and (iv) improper recording of sales and receivable agings to misrepresent the characterization of accounts receivable.

     On July 25, 1997, the Board of Directors of the Company appointed the three non-employee directors to serve on the Company's Audit Committee. On July 28, 1997, the Audit Committee engaged the Former Auditor to conduct an investigation into the allegations.

     On August 9, 1997, the Former Auditor participated in a conference call with two of the members of the Audit Committee and special counsel to the Company to update the status of the investigation work. The Former Auditor reported that they believed that some of the allegations had proven correct, most significantly, that false invoices had been created and sent to the Company's former bank in order to obtain financing on the accounts receivable and working capital lines. In addition, the Former Auditor reported that there had been an admission by a Company employee that a falsified document was prepared purporting to document an inventory exchange and that the false document had been provided to the Former Auditor in connection with its limited review procedures in the first quarter of 1997. The Former Auditor also recommended that the Board replace or suspend the Chief Executive Officer, bring in a senior management person to direct the Company's investigation, and discuss requirements for disclosure of the investigation with its legal counsel.

     On August 12, 1997, the Audit Committee engaged the services of Kenneth
A. Lipinski, an independent consultant reporting directly to the Audit Committee who was subsequently hired as the

Company's interim Chief Operating Officer, to work with the Former Auditor in connection with the investigation, to monitor the performance of the Company's accounting personnel, and to make recommendations to the Audit Committee with respect to the subject matter of the allegations.

     On August 29, 1997, the consultant and two members of the Audit Committee met with the Former Auditor to discuss the status of the Former Auditor's investigation. At the meeting, the Former Auditor indicated that on August 28, 1997 it internally came to the conclusion that the December 31, 1996 financial statements were materially misstated and the Former Auditor delivered the Letter to the Company.

      APPOINTMENT OF A REPLACEMENT AUDITOR. On November 18, 1997, the Company's Audit Committee engaged Grant Thornton LLP (the "New Auditor") as its independent auditors. The Registrant's Board of Directors approved the decision to engage the New Auditor.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

EXECUTIVE                    AGE                   TITLE
---------                    ---                   -----
Saleem S. Naber              68  Chief Executive Officer, President and Director
Gary L. Joslin               61  Chief Financial Officer, Vice President - Finance
Osamah S. Bakhit             48  Marketing and Sales Advisor
Kenneth A. Lipinski          55  Interim Chief Operating Officer
Jeffrey G. Ward              38  Executive Vice President
Victor Buendia               40  Vice President, Latin and South American Sales
Elizabeth Morgan             34  Vice President, Consignment and Domestic Sales
Laura M. Villafuerte         30  Controller
Bruce H. Haglund             46  Secretary, Director, Chairman of the Audit Committee
Daniel C. Lewis              48  Director and Member of the Audit Committee
William T. Walker, Jr.       66  Director and Member of the Audit Committee

SALEEM S. NABER, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR. Mr. Naber, who became Chief Executive Officer, President and a Director of the Company in April 1998, has 40 years of experience in the aerospace industry, exclusively with Lucas Aerospace and Western Gear Corporation, acquired by Lucas in 1988. His responsibilities with Lucas ranged from Design Engineer of Precision Products to President of Lucas Western, Inc., the $400 million U.S. division of Lucas. Mr. Naber's most recent post was Managing Director of Lucas Aerospace, Aircraft Systems Division. Mr. Naber received a Bachelor of Science degree in Electrical Engineering from the University of California
- Berkeley and pursued post-graduate courses at the University of Southern California and the University of California - Los Angeles. Mr. Naber is also a member of the Executive Committee of the Company.

GARY L. JOSLIN, CHIEF FINANCIAL OFFICER, VICE PRESIDENT - FINANCE. Mr. Joslin, who became Chief Financial Officer and Vice President - Finance in April 1998, served as a management and financial consultant prior to joining ADI. Previously, he served as a senior financial executive in the wholesale and retail segments of the building materials and equipment industry for companies ranging in size from $70 million to $450 million, including White Cap Industries and Prime Source, Inc. He also served in numerous financial positions with Wickes Companies, a multi-billion-dollar conglomerate involved in retailing, wholesaling, and manufacturing. Mr. Joslin holds a Bachelor of Science degree in Accounting from California State University - Long Beach and is a licensed CPA. Mr. Joslin is also a member of the Executive Committee of the Company.

OSAMAH S. BAKHIT, MARKETING AND SALES ADVISOR. Mr. Bakhit, the founder of the Company, was Chief Executive Officer, President, Chairman and a Director of the Company from its inception until his resignation as an officer and Director of the Company in November 1997. He is no longer an executive officer of the Company, but works full-time as a marketing and sales advisor. Mr. Bakhit has over 16 years of aircraft experience. Prior to forming the Company in 1988, Mr. Bakhit was CEO of Bakhit Enterprises, a company that purchased heavy construction vehicles and material for General Enterprise Company. Mr. Bakhit worked for General Enterprise Company in Amman, Jordan, where he managed overall construction operations. His duties included supervising the construction of Queen Alia International Airport in Jordan. Mr. Bakhit attended the University of California, Irvine.

KENNETH A. LIPINSKI, INTERIM CHIEF OPERATING OFFICER. Mr. Lipinski has over 30 years experience as President, Chief Executive Officer, Chief Operating Officer or Chief Financial Officer of companies in the telecommunications, real estate, mortgage banking and retail clothing industries. These companies ranged in size from $20 million to $250 million in annual revenue and were closely-held or publicly traded NYSE listed companies. His business career commenced at Arthur Andersen & Co., where he spent eight years immediately after graduating from the University of Notre Dame. He has a CPA and California Real Estate Brokers licenses and is a member of the Young Presidents Organization. Mr. Lipinski is also Chairman of the Executive Committee of the Company.

JEFFREY G. WARD, EXECUTIVE VICE PRESIDENT. Mr. Ward has over 16 years of aircraft experience and currently oversees and lends leadership to the extensive sales team at ADI. Prior to joining the Company in 1993, Mr. Ward was a sales representative for System Industries. He was a sales consultant to the aerospace industry with key accounts including the U.S. military and major aerospace manufacturers. Prior to System Industries, Mr. Ward was a sales representative for Eastman Kodak Company. Mr. Ward also served in the United States Marine Corps for seven years as a naval aviator. Mr. Ward has a B.A. in Economics and German from University of Virginia. Mr. Ward is also a member of the Executive Committee of the Company.

VICTOR BUENDIA, VICE PRESIDENT, LATIN AND SOUTH AMERICAN SALES. Mr. Buendia has five years of aircraft experience. Mr. Buendia is responsible for all of the Company's major Latin America accounts. Prior to joining the Company in 1992, Mr. Buendia owned and operated his own business and brings valuable marketing, communication and sales skills to ADI.

ELIZABETH MORGAN, VICE PRESIDENT, MARKETING. Ms. Morgan has 13 years of experience in aircraft parts sales. Ms. Morgan is responsible for the operations and sales of the Company's consignment sales and marketing agreements. Prior to joining the Company in 1994, Ms. Morgan was the Director of Marketing for Pacific Airmotive, a division of UNC. In addition, Ms. Morgan has worked for several other companies in aircraft sales.

LAURA M. VILLAFUERTE, CONTROLLER. Ms. Villafuerte has over four years of public accounting experience and is a Certified Public Accountant. Currently, Ms. Villafuerte manages the Company's finance and accounting departments and is responsible for financial reporting and the Company's treasury. From 1991 to 1996, Ms. Villafuerte worked for Arthur Andersen LLP, where she supervised audit engagements and prepared and reviewed financial reports. Ms. Villafuerte has a B.S. in Accounting from the University of Southern California.

BRUCE H. HAGLUND, SECRETARY AND DIRECTOR. Mr. Haglund has served as General Counsel of the Company since 1992 and has served as Secretary and a director of the Company from June 1996 to present. Since 1994, Mr. Haglund has been a partner in the law firm Gibson, Haglund & Johnson. Prior to 1994, Mr. Haglund was a principal in the law firm of Phillips, Haglund, Hadden & Jeffers. From 1984 to 1991, he was a partner at the law firm of Gibson & Haglund. Mr. Haglund is also a member of the Board of Directors of GB Foods Corporation, the Secretary of Metalclad Corporation, public companies traded on the Nasdaq SmallCap Market, and the Secretary of Renaissance Golf Products, Inc., a public company whose stock is traded on the OTC/BB. Mr. Haglund has a J.D. from the University of Utah College of Law. Mr. Haglund is also the Chairman of the Audit Committe of the Board and a member of the Executive Committee of the Company.

DANIEL C. LEWIS, DIRECTOR. Mr. Lewis became a director of the Company in March 1997. Mr. Lewis currently serves as a Senior Vice President of Booz-Allen & Hamilton, Inc. ("Booz-Allen") where he heads the firm's worldwide engineering manufacturing businesses of aerospace, automotive and industrials. At

Booz-Allen, Mr. Lewis is a member of the Commercial Leadership Team, Operating Council, and is a former Director of the company. Prior to joining Booz-Allen, Mr. Lewis was a materials manager in Warner-Lambert's consumer products group. Prior to Warner-Lambert, Mr. Lewis was with Sundstrand working in the machine tool and aerospace business. Mr. Lewis has a B.S. in Industrial Supervision and a B.A. in Applied Science from Purdue University and an M.B.A. from Fairleigh Dickinson University. Mr. Lewis is also a member of the Audit Committee of the Board.

WILLIAM T. WALKER, JR., DIRECTOR. Mr. Walker became a director of the Company in March 1997. Mr. Walker founded Walker Associates, a corporate finance consulting firm for investment banking, in 1985 and has participated in or been instrumental in completing over $250 million in public and private offerings since its inception. Prior to forming Walker Associates, Mr. Walker served as executive Vice President, Manager of Investment Banking, Member of the Board and Executive Committee and Chairman of the Underwriting Committee for Bateman Eichler Hill Richards, a New York Stock Exchange Member firm. Mr. Walker is also a member of the Board of Directors of Fortune Petroleum Corporation and Go-Video, Inc., both public companies traded on the American Stock Exchange. Mr. Walker attended Stanford University. Mr. Walker is also a member of the Audit Committee of the Board.

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

     Section 16 (a) of the Securities Exchange Act requires the Company's officers, Directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC and NASDA. Officers, Directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file. The Company believes that all filing requirements were complied with applicable to its Officers, Directors, and greater than 10% beneficial owners.

ITEM 10.  EXECUTIVE COMPENSATION

     The Company incorporates herein by reference the information concerning executive compensation contained in the 1998 Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1998 Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1998 Proxy Statement.

                                  PART IV

ITEM  13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report on Form 10-KSB:

    1. Financial Statements for the periods ended December 31, 1996 and 1997:

                               Independent Auditors' Reports
                               Balance Sheets
                               Statements of Operations
                               Statements of Stockholders' Equity
                               Statements of Cash Flows
                               Notes to Financial Statements

    2.  Exhibits

    The following exhibits are being filed with this Annual Report on Form 10-KSB and/or are incorporated by reference therein in accordance with the designated footnote references:

  3.1  Amended and Restated Certificate of Incorporation of the Registrant. (1)
  3.2  Bylaws, as amended, of the Registrant. (1)
  3.3  Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (1)
  4.1  Specimen Common Stock Certificate. (1)
  9.1  Voting Trust Agreement, dated November 17, 1997, by and among Osamah Bakhit, Aviation Distributors, Inc., and Dirk O.
       Julander, as trustee. (2)
 10.2  1996 Stock Option and Incentive Plan. (1)
 10.3  Aircraft Purchase Agreement, dated August 8, 1995, by and between Alia The Royal Jordanian Airlines and Aviations
       Distributors, Inc.. (1)
 10.4  Credit and Security Agreement, dated June 25, 1997, by and between Aviation Distributors, Inc. and BNY Financial
       Corporation.
 10.5  Secured and Guaranteed Promissory Note, dated February 24,
       1998, by and between Aviation Distributors, Inc. and BNY
       Financial Corporation.
 10.6  Amended and Restated Employment Agreement, dated as of July 16, 1996, by and between Osamah S. Bakhit and Aviation
       Distributors, Inc. (1)
 10.7  Employment Agreement, dated as of July 16, 1996, by and between Mark W. Ashton and Aviation Distributors, Inc. (1)
 10.8  Employment Agreement, dated as of July 16, 1996, by and between Jeffrey G. Ward and Aviation Distributors, Inc. (1)
 10.9  Commercial Lease, dated June 11, 1996, by and between Francis De Leone and Aviation Distributors, Inc. (1)
10.10  Amendment to Employment Agreement, dated November 17, 1997, by and between Osamah S. Bakhit and Aviation Distributors, Inc.
10.11  Amendment to Employment Agreement, dated November 17, 1997, by and between Mark W. Ashton and Aviation Distributors, Inc.
10.12  Lease, dated as of July 9, 1997, by and between Olen Properties Corp. and Aviation Distributors, Inc.
10.13  Amended and Restated Promissory Note from Osamah S. Bakhit to Aviation Distributors, Inc., dated as of December 31, 1995.(1)
10.14  Settlement Agreement dated as of November 1, 1996. (1)
10.15  Form of Indemnity Agreement. (1)


10.33  Promissory Note between Aviation Distributors, Inc. and Osamah S. Bakhit, dated December 31, 1996.(1)
99.4   Engine Chattel Mortgage.

--------------
(1) Filed with the Company's Registration Statement on Form SB-2 dated March 3, 1997.

(2) Filed with the Company's Current Report on Form 8-K dated August 29, 1997.

(b)        Reports on Form 8-K.

              Date of Report/Filing Date               Item Reported
              --------------------------               -------------
              August 29, 1997/September 8, 1997        Change in Registrant's Certifying Accountant (Withdrawal of
                                                       Reports on Financial Statements; Resignation of Arthur
                                                       Andersen LLP). No financial statements were filed.

              August 29, 1997/September 17, 1997       Financial Statements and Exhibits (Letter from Arthur
                                                       Andersen LLP). No financial statements were filed.

              October 1, 1997/October 14, 1997         Other Events (Delisting by Nasdaq).  No financial statements were filed.

              November 19, 1997/November 19, 1997      Change in Registrant's Certifying Account (Appointment of
                                                       Grant Thornton LLP); Other Events (Resignation of Osamah S.
                                                       Bakhit as Chairman, CEO; Transfer of Bakhit Shares to Voting
                                                       Trust). No financial statements were filed.

                             SUPPLEMENTAL INFORMATION

     An annual report and an information statement shall be furnished to the security holders of the Company subsequent to the filing of this Form 10-KSB. The Company shall furnish copies of the annual report to security holders and the proxy statement to the Securities and Exchange Commission when it is sent to the security holder.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AVIATION DISTRIBUTORS, INC.

                                  By: /s/     Kenneth A. Lipinski
                                     --------------------------------------
                                              Kenneth A. Lipinski
                                            Chief Operating Officer
Date: April 20, 1998


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                              Title                                Date
----------                              -----                                -----


/s/    Kenneth A. Lipinski              Chief Operating Officer              April 20, 1998
-----------------------------------     (Principal Executive Officer
       Kenneth A. Lipinski              and Principal Accounting
                                        Officer)

/s/     Bruce H. Haglund                Director                             April 20, 1998
-----------------------------------
        Bruce H. Haglund

/s/     Daniel C. Lewis                 Director                             April 20, 1998
-----------------------------------
        Daniel C. Lewis

/s/   William T. Walker, Jr.            Director                             April 20, 1998
-----------------------------------
      William T. Walker, Jr.


ITEM 14(A)(1) AND (2)

                    AVIATION DISTRIBUTORS, INC., AND SUBSIDIARIES

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS