Form 10QSB
period 1998-03-31
AVIATION DISTRIBUTORS INC
filed 1998-05-15
CIK 1018645

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 1998

                                                  REGISTRATION NO. 333-8061
-------------------------------------------------------------------------------



                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     ___________

                                    FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 1998
                               -------------------------------------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT 1934

For the transition period from                       to
                               ---------------------     -------------------

                        Commission file number 0-29028

                           AVIATION DISTRIBUTORS, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                          33-0715685
--------------------------------------------------------------------------------
     (State or Other Jurisdiction of                         (I.R.S. employer
      Incorporation or Organization)                        Identification No.)

     ONE CAPITAL DRIVE  LAKE FOREST, CALIFORNIA                    92630
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                    (Zip Code)

      Registrant's Telephone Number, Including Area Code    (949) 586-7558
                                                          ----------------------

     Indicate by check (X) whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  ( )  NO  (X)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,165,000 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF MAY 14, 1998.

AVIATION DISTRIBUTORS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,   MARCH 31,
                                                                         1997           1998
                                                                         ----           ----
                            ASSETS                                                  (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . .       $    80,218   $     7,219
 Restricted cash   . . . . . . . . . . . . . . . . . . . . . .         1,103,444     1,078,405
 Accounts receivable, net of allowance for
   doubtful accounts of $300,000                                       7,875,366     7,803,339
 Other receivables . . . . . . . . . . . . . . . . . . . . . .           216,956        71,261
 Inventories, net of reserve . . . . . . . . . . . . . . . . .         9,384,573    10,556,604
 Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . .           344,283       578,198
 Income tax receivable . . . . . . . . . . . . . . . . . . . .           392,979       567,979
 Current portion of notes receivable . . . . . . . . . . . . .         1,781,172     1,823,811
 Notes receivable from founder . . . . . . . . . . . . . . . .           408,718       408,718
 Deferred tax asset  . . . . . . . . . . . . . . . . . . . . .           293,000       301,000
                                                                     ------------  ------------
   Total current assets  . . . . . . . . . . . . . . . . . . .        21,880,709    23,196,534
                                                                     ------------  ------------
PROPERTY AND EQUIPMENT . . . . . . . . . . . . . . . . . . . .         1,030,100     1,169,285
 Less - accumulated depreciation . . . . . . . . . . . . . . .           337,908       380,697
                                                                     ------------  ------------
                                                                         692,192       788,588
                                                                     ------------  ------------
Notes receivable, net of current portion . . . . . . . . . . .         1,272,071       799,957
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .           179,512       179,512
                                                                     ------------  ------------
                                                                       1,451,583       979,469
                                                                     ------------  ------------
                                                                     $24,024,484   $24,964,591
                                                                     ------------  ------------
                                                                     ------------  ------------
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Checks issued not yet presented for payment . . . . . . . .         $   984,031   $   966,049
 Accounts payable  . . . . . . . . . . . . . . . . . . . . .           2,882,044     2,540,204
 Accrued liabilities . . . . . . . . . . . . . . . . . . . .             770,432       567,454
 Lines of credit . . . . . . . . . . . . . . . . . . . . . .           9,289,188    11,095,893
 Note payable  . . . . . . . . . . . . . . . . . . . . . . .                   -     1,070,000
 Current portion of long-term debt . . . . . . . . . . . . .           3,133,352     4,383,593
 Current portion of capital lease obligations  . . . . . . .              19,698        24,375
                                                                     ------------  ------------
   Total current liabilities . . . . . . . . . . . . . . . . .        17,078,745    20,647,568
                                                                     ------------  ------------
Long-term debt, net of current portion . . . . . . . . . . .           2,582,826       815,525
                                                                     ------------  ------------
Capital lease obligations, net of current portion. . . . . .              14,674        33,576
                                                                     ------------  ------------
Other long-term liability  . . . . . . . . . . . . . . . . .             480,000       480,000
                                                                     ------------  ------------
Deferred tax liability . . . . . . . . . . . . . . . . . . .              93,000       101,000
                                                                     ------------  ------------
STOCKHOLDERS' EQUITY:
 Preferred stock, par value of $.01, 3,000,000
   shares authorized; none issued and outstanding                               -             -
 Common stock, par value of $.01, 10,000,000
   shares authorized; 3,165,000 shares issued
   and outstanding at December 31, 1997 and
   March 31, 1998, respectively  . . . . . . . . . . . . . .               31,650        31,650
 Additional paid in capital  . . . . . . . . . . . . . . . .            5,658,099     5,658,099
 Accumulated deficit . . . . . . . . . . . . . . . . . . . .           (1,914,510)   (2,802,827)
                                                                     ------------  ------------
 Total stockholders' equity  . . . . . . . . . . . . . . . .            3,775,239     2,886,922
                                                                     ------------  ------------
                                                                     $ 24,024,484  $ 24,964,591
                                                                     ------------  ------------
                                                                     ------------  ------------

          The accompanying notes are an integral part of these
                       consolidated balance sheets.

                            AVIATION DISTRIBUTORS, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                        RESTATED
                                                       (UNAUDITED)     (UNAUDITED)
                                                          1997            1998
NET DISTRIBUTED SERVICES AND INVENTORY SALES.        $  9,188,370  $  8,818,631
NET SALES ON CONSIGNMENT AND
 MARKETING AGREEMENTS . . . . . . . . . . . . .           274,852        51,661
                                                     ------------- -------------

TOTAL NET SALES . . . . . . . . . . . . . . . .         9,463,222     8,870,292
COST OF SALES . . . . . . . . . . . . . . . . .         7,686,922     6,891,389
                                                     ------------- -------------

 Gross profit                                           1,776,300     1,978,903
SELLING AND ADMINISTRATIVE EXPENSES . . . . . .         1,184,056     1,792,372
NON RECURRING EXPENSES  . . . . . . . . . . . .                 -       508,885
                                                     ------------- -------------

 Income (loss) from operations . . . . . . . .            592,244      (322,354)
OTHER (EXPENSES) INCOME:
 Interest expense  . . . . . . . . . . . . . .           (275,650)     (642,544)
 Interest income . . . . . . . . . . . . . . .            112,445        88,536
 Other income (expense)  . . . . . . . . . . .                451       (11,955)
                                                     ------------- -------------
 Income (loss) before provision
 for income taxes  . . . . . . . . . . . . . .            429,490      (888,317)
PROVISION FOR INCOME TAXES . . . . . . . . . .            103,000             -
                                                     ------------- -------------
 NET INCOME (LOSS) . . . . . . . . . . . . . .       $    326,490  $   (888,317)
                                                     ------------- -------------
                                                     ------------- -------------


Basic and diluted net
  income (loss) per share . . . . . . . . . . .      $       0.15  $      (0.28)
                                                     ------------- -------------
                                                     ------------- -------------
Weighted average shares outstanding . . . . . .         2,185,000     3,165,000
                                                     ------------- -------------
                                                     ------------- -------------

   The accompanying notes are integral part of these consolidated statements.

                                 AVIATION DISTRIBUTORS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                    RESTATED
                                                                      1997                  1998
                                                                      ----                  ----
                                                                  (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)  . . . . . . . . . . . . . . . . . . . . .    $    326,490         $   (888,317)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Extraordinary item - gain on early extinguishment of debt .        (80,000)                   -
    Principal payments on note receivable . . . . . . . . . . .        392,029              429,475
    Borrowings on notes payable related to inventory purchases.              -            2,361,228
    Principal payments on notes payable
      related to inventory purchases  . . . . . . . . . . . . .       (897,028)          (1,398,194)
    Principal payments on note payable
      related to legal settlement . . . . . . . . . . . . . . .       (820,000)                   -
  Depreciation and amortization . . . . . . . . . . . . . . . .         36,641               63,677
  Changes in assets and liabilities:
    Accounts receivable, net. . . . . . . . . . . . . . . . . .     (2,462,717)              72,027
    Other receivables . . . . . . . . . . . . . . . . . . . . .         (7,325)             145,695
    Inventories . . . . . . . . . . . . . . . . . . . . . . . .       (374,907)          (1,172,031)
    Prepaid expenses  . . . . . . . . . . . . . . . . . . . . .       (465,481)            (233,915)
    Income tax receivable . . . . . . . . . . . . . . . . . . .              -             (175,000)
    Deferred tax asset  . . . . . . . . . . . . . . . . . . . .        (24,919)              (8,000)
    Other assets. . . . . . . . . . . . . . . . . . . . . . . .        167,797                    -
    Checks issued not yet presented for payment . . . . . . . .        502,771              (17,982)
    Accounts payable  . . . . . . . . . . . . . . . . . . . . .        625,873             (341,840)
    Accrued liabilities . . . . . . . . . . . . . . . . . . . .         15,635             (202,978)
    Income taxes payable  . . . . . . . . . . . . . . . . . . .        103,000                    -
    Deferred tax liability. . . . . . . . . . . . . . . . . . .              -                8,000
                                                                  ------------         -------------

      Net cash used in operating activities . . . . . . . . . .     (2,962,141)          (1,358,155)
                                                                  ------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment  . . . . . . . . . . . . .        (75,462)            (139,185)
 Decrease in restricted cash  . . . . . . . . . . . . . . . . .          5,695               25,039
                                                                  ------------         -------------

 Net cash used in investing activities  . . . . . . . . . . . .        (69,767)            (114,146)
                                                                  ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on lines of credit  . . . . . . . . . . . . . . . .      6,207,319            9,398,209
 Principal payments on lines of credit  . . . . . . . . . . . .     (7,675,485)          (7,591,504)
 Borrowings on long-term debt   . . . . . . . . . . . . . . . .        500,000                    -
 Principal payments of long-term debt   . . . . . . . . . . . .       (504,811)            (430,982)
 Borrowings on capital lease obligations  . . . . . . . . . . .              -               30,000
 Principal payments of capital lease obligations  . . . . . . .         (5,346)              (6,421)
 Net proceeds from initial public offering  . . . . . . . . . .      4,507,378                    -
                                                                  ------------         -------------

 Net cash provided by financing activities  . . . . . . . . . .      3,029,055            1,399,302
                                                                  ------------         -------------

Net Decrease in cash and cash equivalents . . . . . . . . . . .         (2,853)             (72,999)
Cash and cash equivalents at beginning of period  . . . . . . .         16,985               80,218
                                                                  ------------         -------------

Cash and cash equivalents at end of period  . . . . . . . . . .   $     14,132         $      7,219
                                                                  ------------         -------------
                                                                  ------------         -------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . .    $    332,482         $     87,857
                                                                  ------------         -------------
    Income taxes . . . . . . . . . . . . . . . . . . . . . . .    $    375,000         $    175,000
                                                                  ------------         -------------
                                                                  ------------         -------------

The accompanying notes are an integral part of these consolidated statements.

INSERT # 1


                       AVIATION DISTRIBUTORS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations for the three month periods ended March 31, 1998 and 1997 and cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations and cash flows for the three month period ended March 31, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1998.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in connection with the Company's December 31, 1997 financial statements and the notes thereto included in the Prospectus contained in the Company's Annual Report on Form 10KSB.

NOTE 2  - RESTATEMENT OF MARCH 31, 1997 FINANCIAL STATEMENTS:

The Company has restated its previously issued consolidated financial statements for the quarterly period ended March 31, 1997, for matters related to: previously reported sales and accounts receivables, inventory costs and valuation reserves, revisions to the previous policy regarding the capitalization of costs associated with the bulk purchase of inventory, correction of prior accounting for capitalization of bulk purchase and certain other costs, unrecorded liabilities, additional bad debt expenses and the related income tax effects. Retained earnings at January 1, 1997, was reduced by $2,380,245 as a result of adjustments to 1995 and 1996 financial statements.

The effect on the Company's previously issued financial statements for the quarterly period ended March 31, 1997 are summarized as follows:

Statement of Operations for the three months ended March 31, 1997:

                                             PREVIOUSLY       INCREASE
                                              REPORTED       (DECREASE)      (RESTATED)
                                             ----------       ---------      ------------
                                                                   (OOO'S OMITTED)
 Total Net Sales . . . . . . . . . . . . .   $  9,454         $    9       $  9,463
 Cost of Sales . . . . . . . . . . . . . .      7,570            117          7,687
 Gross Profit  . . . . . . . . . . . . . .      1,884          (108)          1,776
 Selling and Administration Expenses . . .      1,226           (42)          1,184

 Income from Operations  . . . . . . . . .        658           (66)            592

 Interest Expense  . . . . . . . . . . . .        163              -            163

 Income Before Taxes . . . . . . . . . . .        495           (66)            429

 Provision for Taxes . . . . . . . . . . .        188           (85)            103

 Net Income  . . . . . . . . . . . . . . .        307             19            326

           Net Income Per Share  . . . . .     $ 0.14         $ 0.01         $ 0.15

NOTE 3  -  CLASS ACTION LAWSUITS AND GOVERNMENT INVESTIGATIONS:

In August 1997, the Company's former independent auditors withdrew their previously issued reports on the Company's financial statements for the years ended December 31, 1994, 1995 and 1996 and the six months ended June 31, 1996 and resigned as the Company's auditors. These actions were the result of their investigation of allegations regarding certain of the Company's accounting and financing practices. The lack of required financial information resulted in the subsequent halt in trading and delisting of the Company's common stock on the Nasdaq SmallCap market in September 1997.

In October 1997, three separate class action lawsuits were filed against the Company, its founder, directors and certain current and former officers and directors, and others. In February 1998, a motion was approved to consolidate all three class action lawsuits in Federal court.

In April 1998, the Company entered into a settlement in principle which is memorialized in a Memorandum of Understanding (the "M.O.U.") with counsel for the plaintiffs to settle the suits. Terms of the settlement include cash consideration of $740,000 and 210,000 shares of the Company's common stock, of which the Company will issue 80,000 shares and the Company's founder, Osamah S. Bakhit, will contribute 130,000 shares. The Company's cost of settlement was accrued in the fourth quarter of 1997.

The settlement is conditioned upon the execution of a definitive settlement agreement on or before May 1, 1998 and the court's approval of that agreement. Counsel for the plaintiffs and the Company have orally agreed to extend this date. For the agreement to be effected, a certain percentage (to be specified in the agreement) of shareholders must not have elected to be excluded from the terms and conditions of the settlement. The settling plaintiffs may also withdraw from the settlement if the Company's common shares trade at less than $5 per share for the ten-day period beginning fifteen days prior to the settlement hearing.

Both a Federal grand jury and the Securities and Exchange Commission have commenced investigations into the allegations referred to above. The investigations are continuing and the Company is unable, at this time, to evaluate the possible outcome of the investigations or their impact on the Company.

NOTE 4 - DEBT ARRANGEMENTS

At March 31, 1998, the Company was not in compliance with certain of the covenants of its line of credit with BNY Financial Corporation. There is no assurance that the lender will not require repayment of all debt and/or terminate the credit facility.

In February 1998, the Company borrowed $2,140,000 from BNY Financial Corporation to purchase specific inventory. The balance of the note payable is $1.1 million at March 31, 1998. The note, which is secured by specific inventory and by the one million shares of common stock pledged on the Credit Facility, was due on April 27, 1998, and has an interest rate of Prime plus three percent plus other fees. The Company did not pay the required amount on the note in March 1998 and did not pay off the note by April 27, 1998. As a result the Company incurred a $100,000 default penalty in March 1998. The bank has proposed additional fees for further extension of the due date; management is currently negotiating with the bank to resolve this matter.

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

The following table sets forth certain information relating to the Company's operations for the three months ended March 31, 1997 and 1998 (dollars in thousands):

                                                                    1997
                                                                 (RESTATED)                         1998
                                                         --------------------------      ---------------------------
 Net distributed services and inventory sales             $  9,188             97.1%       $  8,818           99.5%
 Net sales on consignment and marketing
    agreements                                                 275              2.9              52            0.5
                                                         ----------          -------      ---------        -------
    Net sales                                                9,463            100.0           8,870          100.0
    Cost of sales                                            7,687             81.2           6,891           77.7
                                                         ----------          -------      ---------        -------
     Gross profit                                            1,776             18.8           1,979           22.3
 Selling and administrative expenses                         1,184             12.5           1,792           20.2
Non recurring expenses                                           -                -             509            5.7
                                                         ----------          -------      ---------        -------

    Income (loss) from operations                              592              6.3         (322)            (3.6)
 Interest expense, net                                         163              1.8          554              6.3
Other income (expense)                                         -                -            (12)            (0.1)
Provision for income taxes                                     103              1.1            -                -
                                                         ----------          -------      ---------        -------
    Net income (loss)                                          326              3.4         (888)           (10.0)
                                                         ----------          -------      ---------        -------
                                                         ----------          -------      ---------        -------

NET DISTRIBUTED SERVICES AND INVENTORY SALES. Net distributed services represents sales of aircraft parts purchased at the point of sale through outside parties. Inventory sales represent sales of the Company's owned inventory. Net distributed services and inventory sales decreased slightly from $9.2 million for the three months ended March 31, 1997 to $8.8 million for the three months ended March 31, 1998, a decrease of $400,000 or 4.3%. This decrease was mainly a result of the Company's move to a new location in the first quarter of 1998.

Sales from distributed services represented approximately 94.7% and 77.5% of total distributed services and inventory sales for the three months ended March 31, 1997 and 1998, respectively. Sales of Company-owned inventory represented approximately 5.3% and 22.5% of total distributed services and inventory sales for the three months ended March 31, 1997 and 1998, respectively. The increase in the percentage of the sales of Company-owned inventory was primarily due to the sale of some of the bulk inventory purchases received during the second and third quarters of 1997 and the sale of parts of the CFM56 engine purchased in the first quarter of 1998.

NET SALES ON CONSIGNMENT AND MARKETING AGREEMENTS. Net sales on consignment and marketing agreements represent revenue, including commission, from sales of inventory held on consignment and sales of inventory obtained through marketing agreements with larger airlines. Net sales on consignment and marketing agreements decreased from $275,000 for the three months ended March 31, 1997 to $52,000 for the three months ended March 31, 1998, a decrease of $223,000 or 81.1%. The decrease was a result of management's decision to terminate the last consignment agreement and a marketing agreement during the third quarter of 1997.

COST OF SALES. Cost of sales decreased from $7.7 million for the three months ended March 31, 1997 to $6.9 million for the three months ended March 31, 1998, a decrease of $800,000 or 10.4%. This decrease was primarily attributable to the decrease in net sales and the higher margins the Company realized on the larger transactions in the first quarter of 1998. See "Net sales" and "Gross profit."

GROSS PROFIT. Gross profit increased from $1.8 million or 18.8% of net sales for the three months ended March 31, 1997 to $2.0 million or 22.3% of net sales for the three months ended March 31, 1998, an increase of $200,000 or 11.1%. This increase was a result of the Company realizing margins of only 20% or lower on the large transactions in the first quarter of 1997 compared to margins of 33% on the large transactions in the first quarter of 1998. See "Distributed services and inventory sales" and "Cost of sales."

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of management compensation, commission expense, rent expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses increased from $1.2 million for the three months ended March 31, 1997 to $1.8 million for the three months ended March 31, 1998, an increase of $600,000 or 50.0%. This increase was principally due to higher personnel costs, bank charges and facility rent expense.

NONRECURRING EXPENSES. In the first quarter of 1998, the Company incurred $509,000 of expenses related to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements, class action lawsuits and investigations by a Federal grand jury and the Securities and Exchange Commission. See "Part II, Item 1 - Legal Proceedings". These expenses primarily consist of legal, accounting and consulting fees.

INCOME (LOSS) FROM OPERATIONS. The Company had a loss from operations of $915,000 for the three months ended March 31, 1998 as a result of lower sales (offset by the increase in gross margin), the non recurring expenses and the increase in the selling and administrative expenses. Income from operations for the quarter ended March 31, 1998, excluding the non-recurring expenses, was $187,000. See "Gross profit," "Selling and administrative expenses" and "Non recurring expenses"

INTEREST EXPENSES, NET. Net interest expense increased from $163,000 for the three months ended March 31, 1997 to $554,000 for the three months ended March 31, 1998. The increase in interest expense was due to an increase in borrowings under the Company's line of credit and a new note for $2.2 million used to purchase an engine during the first quarter of 1998, plus related loan fees and additional charges by the bank for late payments.

     LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $80,000 and $7,000 as of December 31, 1997 and March 31, 1998, respectively. The Company had restricted cash of $1.1 million as of December 31, 1997 and March 31, 1998. Restricted cash was required for letters of credit issued to certain vendors.

The Company's operating activities used $3.0 million and $1.4 million in the quarters ended March 31, 1997 and 1998, respectively. The largest cash uses in the 1997 period were $2.5 million for increases in accounts receivable, $1.3 million for acquisition of inventories and payments of $820,000 related to a legal settlement, offset by earnings and increases in liability accounts. For the 1998 period the largest uses of cash were the $888,000 loss, along with the net effect of normal fluctuations in operating asset and liability accounts.

Net cash used in investing activities, $70,000 in the 1997 period and $114,000 in the 1998 period, resulted from purchases of property and equipment, less reductions in restricted cash.

Cash provided by 1997 financing activities of $3.0 million was a result of $4.5 million of net proceeds from the Company's initial public offering, less $1.5 million net reduction in borrowings under the lines of credit. The $1.4 million provided by 1998 financing activities consisted of a $1.8 million net increase in line of credit borrowings less $400,000 of payments on long-term debt.

The Company's Credit Facility provides for working capital loans of up to $15.0 million with interest at the Bank of New York Alternate Base Rate (8.5 percent at March 31, 1998) plus one percent subject to an availability calculation based on the eligible borrowing base. The eligible borrowing base includes certain receivables and inventories of the

Company. The terms of the credit agreement provide for a facility non-use fee of 0.75% per annum of the difference between the facility amount and the average monthly balance. The Credit Facility matures on June 25, 2000.

BNY Financial Corporation has a fully perfected security interest against all assets of the Company, except restricted cash, in addition to a personal guarantee from the Company's founder and is secured by 1 million shares of common stock pledged by the Company's founder.

The Credit Facility provides for the repayment of all debt and/or termination of the Credit Facility (i) in the event the Company voluntarily files under the federal bankruptcy laws or fails to dismiss, within 31 days, any petition filed against it in any involuntary case under such bankruptcy laws, (ii) if the lender believes the prospect of payment or performance of the indebtedness is impaired, or (iii) upon a change of control. The $15.0 million Credit Facility has certain financial covenants that require the Company to have a tangible net worth of at least $3.0 million at March 31, 1998, and that tangible net worth shall increase by $250,000 per quarter in 1998 commencing with the June 30, 1998 quarter, to not make capital expenditures in any fiscal year in an amount in excess of $750,000, the ratio of EBITDA (as defined in the Credit Facility and the amendments) of the Company to be less than two to one, and shall not at any time at the end of any month permit its working capital to be less than $4.0 million.

The Company was not in compliance with certain of its debt covenants at March 31, 1998. There is no assurance that BNY Financial Corporation will not require repayment of all debt and/or terminate the Credit Facility.

The Company's long-term debt consists of the following: (i) note payable of $2.6 million at March 31, 1998 to a financial institution, due in monthly installments of $166,250 (principal and interest) to August 1999 with an interest rate of 9.5 percent; (ii) note payable of $2.5 million at March 31, 1998 to a corporation, secured by specific inventory, due in varied monthly installments of principal and interest to July 1998, with an imputed interest rate of 9.5 percent; and (iii) two notes payable for $23,000.

In February 1998, the Company borrowed $2,140,000 from BNY Financial Corporation to purchase specific inventory. The balance of the note payable is $1.1 million at March 31, 1998. The note is secured by specific inventory and by the one million shares of common stock pledged on the Credit Facility, was due on April 27, 1998, and has an interest rate of Prime plus three percent plus other fees. The Company did not pay the required amount on the note in March 1998 and did not pay off the note by April 27, 1998. As a result the Company incurred a $100,000 default penalty in March 1998. The bank has proposed additional fees for further extension of the date; management is currently negotiating with the bank to resolve this matter.

In 1997, the Company and certain of its current and former officers and directors were named as defendants in three class action lawsuits. In April 1998, the Company entered into a Memorandum of Understanding to settle the lawsuits. The Company's estimated cost of settlement, totaling $620,000, was charged to Legal Settlement Expense in the fourth quarter of 1997. See "Part II, Item 1 - Legal Proceedings."

The Company's operations are financed under a credit facility BNY Financial Corporation, a subsidiary of, the Bank of New York. This facility is an asset based line of credit secured by account receivable and inventory and is the primary source for the Company to finance its operations and growth. Because of the non-recurring costs associated with the re-auditing of the Company's financial statements and the ongoing federal investigations, the Company has used its asset base to meet these obligations. As a result, the Company may need to increase its capital base in order to continue to meet its growth objectives. There can be no assurance that such additional capital will be available on a timely basis or at acceptable terms.

                PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

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

In April 1998, the Company entered into a settlement in principle, which is memorialized in a Memorandum of Understanding (the "M.O.U."), with counsel for the plaintiffs to settle the suits. Terms of the settlement include cash consideration of $740,000 and 210,000 shares of the Company's common stock, of which the Company will issue 80,000 shares and the Company's founder, Osamah S. Bakhit, will contribute 131,000 shares. The settlement is conditioned upon execution of a definitive settlement agreement and approval of the settlement by the Federal Court. The M.O.U. provides that the settling plaintiffs may withdraw from the settlement if the mean trading price of the Company's common stock is less than $5.00 per share for the 10-day period beginning 15 days prior to the settlement hearing.

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

          Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

        3.1  Amended and Restated Certificate of Incorporation of the
             Registrant. (1)
        3.2  Bylaws, as amended, of the Registrant. (1)
        3.3  Amendment to Amended and Restated Certificate of Incorporation
             of the Registrant. (1)
        4.1  Specimen Common Stock Certificate. (1)
        9.1  Voting Trust Agreement, dated November 17, 1997, by and among
             Osamah Bakhit, Aviation Distributors, Inc., and Dirk O. Julander,
             as trustee. (2)
       10.2  1996 Stock Option and Incentive Plan. (1)
       10.3  Aircraft Purchase Agreement, dated August 8, 1995, by and between
             Alia The Royal Jordanian Airlines and Aviations Distributors, Inc..
             (1)
       10.4  Credit and Security Agreement, dated June 25, 1997, by and between
             Aviation Distributors, Inc. and BNY Financial Corporation.
       10.5  Secured and Guaranteed Promissory Note, dated February 24, 1998, by and between Aviation Distributors, Inc. and BNY Financial
             Corporation.
       10.6  Amended and Restated Employment Agreement, dated as of July 16,
             1996, by and between Osamah S. Bakhit and Aviation Distributors,
             Inc. (1)
       10.7  Employment Agreement, dated as of July 16, 1996, by and between
             Mark W. Ashton and Aviation Distributors, Inc. (1)
       10.8  Employment Agreement, dated as of July 16, 1996, by and between
             Jeffrey G. Ward and Aviation Distributors, Inc. (1)
       10.9  Commercial Lease, dated June 11, 1996, by and between Francis De
             Leone and Aviation Distributors, Inc. (1)
      10.10  Amendment to Employment Agreement, dated November 17, 1997, by and between Osamah S. Bakhit and Aviation Distributors, Inc.
      10.11  Amendment to Employment Agreement, dated November 17, 1997, by and between Mark W. Ashton and Aviation Distributors, Inc.
      10.12  Lease, dated as of July 9, 1997, by and between Olen Properties
             Corp. and Aviation Distributors, Inc.
      10.13  Amended and Restated Promissory Note from Osamah S. Bakhit to
             Aviation Distributors, Inc., dated as of December 31, 1995. (1)
      10.14  Settlement Agreement dated as of November 1, 1996. (1)
      10.15  Form of Indemnity Agreement. (1)
      10.33  Promissory Note between Aviation Distributors, Inc. and Osamah
             S. Bakhit, dated December 31, 1996. (1)

    (1)  Filed with the Company's Registration Statement on Form SB-2 dated
         March 3, 1997.
    (2)  Filed with the Company's Registration Statement on Form 10-KSB dated
         May 7, 1998.

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

Date     May 14, 1998                        AVIATION DISTRIBUTORS, INC.
     ---------------------------

                                        By: /s/ Ken Lipinski
                                           -------------------------------
                                             Ken Lipinski
                                             Chief Operating Officer


                                        By: /s/ Gary Joslin
                                           -------------------------------
                                             Gary Joslin
                                             Chief Financial Officer and
                                             Vice President of Finance