Form 10QSB/A
period 1998-03-31
AVIATION DISTRIBUTORS INC
filed 1998-05-18
CIK 1018645

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 1998

                                                  REGISTRATION NO. 333-8061
-------------------------------------------------------------------------------



                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     ___________

                                    FORM 10-QSB/A

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

The following table sets forth certain information relating to the Company's operations for the three months ended March 31, 1997 and 1998 (dollars in thousands):

                                                                    1997
                                                                 (RESTATED)                         1998
                                                         --------------------------      ---------------------------
 Net distributed services and inventory sales             $  9,188             97.1%       $  8,818           99.5%
 Net sales on consignment and marketing
    agreements                                                 275              2.9              52            0.5
                                                         ----------          -------      ---------        -------
    Net sales                                                9,463            100.0           8,870          100.0
    Cost of sales                                            7,687             81.2           6,891           77.7
                                                         ----------          -------      ---------        -------
     Gross profit                                            1,776             18.8           1,979           22.3
Selling and administrative expenses                          1,184             12.5           1,792           20.2
Non recurring expenses                                           -                -             509            5.7
                                                         ----------          -------      ---------        -------

    Income (loss) from operations                              592              6.3            (322)         (3.6)
 Interest expense, net                                         163              1.8             554           6.3
Other income (expense)                                         -                -               (12)         (0.1)
Provision for income taxes                                     103              1.1             -                -
                                                         ----------          -------      ---------        -------
    Net income (loss)                                          326              3.4            (888)        (10.0)%
                                                         ----------          -------      ---------        -------
                                                         ----------          -------      ---------        -------

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

COST OF SALES. Cost of sales decreased from $7.7 million for the three months ended March 31, 1997 to $6.9 million for the three months ended March 31, 1998, a decrease of $800,000 or 10.4%. This decrease was primarily attributable to the decrease in net sales and the higher margins the Company realized on the larger transactions in the first quarter of 1998. See "Gross profit."

GROSS PROFIT. Gross profit increased from $1.8 million or 18.8% of net sales for the three months ended March 31, 1997 to $2.0 million or 22.3% of net sales for the three months ended March 31, 1998, an increase of $200,000 or 11.1%. This increase was a result of the Company realizing margins of only 20% or lower on the large transactions in the first quarter of 1997 compared to margins of 33% on the large transactions in the first quarter of 1998. See "Cost of sales."

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

NON RECURRING EXPENSES. In the first quarter of 1998, the Company incurred $509,000 of expenses related to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements, class action lawsuits and investigations by a Federal grand jury and the Securities and Exchange Commission. See "Part II, Item 1 - Legal Proceedings". These expenses primarily consist of legal, accounting and consulting fees.

INCOME (LOSS) FROM OPERATIONS. The Company had a loss from operations of $322,000 for the three months ended March 31, 1998 as a result of lower sales (offset by the increase in gross margin), the non recurring expenses and the increase in the selling and administrative expenses. Income from operations for the quarter ended March 31, 1998, excluding the non-recurring expenses, was $187,000. See "Gross profit," "Selling and administrative expenses" and "Non recurring expenses"

INTEREST EXPENSES, NET. Net interest expense increased from $163,000 for the three months ended March 31, 1997 to $554,000 for the three months ended March 31, 1998. The increase in interest expense was due to an increase in borrowings under the Company's line of credit and a new note for $2.2 million used to purchase an engine during the first quarter of 1998, plus related loan fees and additional charges by the bank for late payments.

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

Date     May 18, 1998                        AVIATION DISTRIBUTORS, INC.
     ---------------------------

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