Form 10QSB/A
period 1997-03-31
AVIATION DISTRIBUTORS INC
filed 1998-06-19
CIK 1018645

        AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 19, 1998

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

For the quarterly period ended   March 31, 1997
                               -----------------------------------------------

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ____________________ to _______________________



                         Commission file number 0-29028

                           Aviation Distributors, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                            33-0715685
--------------------------------------------------------------------------------
 (State or Other Jurisdiction of                   (I.R.S. employer
  Incorporation or Organization)                  Identification No.)

         One Capital Drive  Lake Forest, California                92630
--------------------------------------------------------------------------------
        (Address of Principal Executive Offices)                 (Zip Code)

     Registrant's Telephone Number, Including Area Code     (949) 586-7558
                                                            --------------

     Indicate by check (X) whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES ( )  NO  (X)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,165,000 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF JUNE 19, 1998.

                             AVIATION DISTRIBUTORS, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                      December 31,    March 31,
                                                        Restated      Restated
                                                          1996          1997
                                                          ----          ----
                       ASSETS                                        (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents . . . . . . . . .      $    16,985    $    14,132
    Restricted cash . . . . . . . . . . . . . .           63,458         57,763
    Accounts receivable, net of allowance for
      doubtful accounts of $410,500 at December 31,
      1996 and $75,000 at March 31, 1997,
      respectively. . . . . . . . . . . . . . .        4,390,479      6,853,196
    Other receivables . . . . . . . . . . . . .           66,272         73,597
    Inventories, net of reserve . . . . . . . .        2,866,756      3,241,663
    Prepaid expenses. . . . . . . . . . . . . .           69,724        535,205
    Current portion of notes receivable . . . .        1,615,528      1,654,201
    Notes receivable from founder . . . . . . .          408,718        408,718
    Deferred tax asset. . . . . . . . . . . . .          386,000        410,919
                                                      ----------     ----------
          Total current assets. . . . . . . . .        9,883,920     13,249,394
                                                      ----------     ----------
PROPERTY AND EQUIPMENT                                 1,784,853      1,860,315
    Less - accumulated depreciation . . . . . .          278,686        313,380
                                                      ----------     ----------
                                                       1,506,167      1,546,935
                                                      ----------     ----------
Notes receivable, net of current portion. . . .        3,056,855      2,626,153
Other assets. . . . . . . . . . . . . . . . . .          167,797            -
                                                      ----------     ----------
                                                       3,224,652      2,626,153
                                                      ----------     ----------
                                                     $14,614,739    $17,422,482
                                                      ----------     ----------
                                                      ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Checks issued not yet presented for payment      $   530,440    $ 1,033,211
    Accounts payable. . . . . . . . . . . . . .        2,844,798      3,470,671
    Accrued liabilities . . . . . . . . . . . .          377,044        392,679
    Lines of credit . . . . . . . . . . . . . .        5,583,475      4,115,309
    Income taxes payable. . . . . . . . . . . .              -          103,000
    Current portion of long-term debt . . . . .        3,066,540      1,699,993
    Current portion of capital lease obligations          18,867         16,654
                                                      ----------     ----------
    Total current liabilities . . . . . . . . .       12,421,164     10,831,517
                                                      ----------     ----------
Long-term debt, net of current portion. . . . .        3,985,205      3,551,860
                                                      ----------     ----------
Capital lease obligations, net of current portion         34,372         31,239
                                                      ----------     ----------
Deferred tax liability. . . . . . . . . . . . .           86,000         86,000
                                                      ----------     ----------
STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, par value of $.01, 3,000,000
      shares authorized; none issued and outstanding         -              -
    Common stock, par value of $.01, 10,000,000
      shares authorized; 3,165,000 shares issued
      and outstanding at December 31, 1996 and
      March 31, 1997 . . . . . . . . . . . . .            17,850         29,850
    Additional paid in capital . . . . . . . .           389,150      4,884,528
    Accumulated deficit. . . . . . . . . . . .        (2,319,002)    (1,992,512)
                                                      ----------     ----------
          Total stockholders' equity (deficit)        (1,912,002)     2,921,866
                                                      ----------     ----------
                                                     $14,614,739    $17,422,482
                                                      ----------     ----------
                                                      ----------     ----------

The accompanying notes are an integral part of these consolidated balance sheets.

                            AVIATION DISTRIBUTORS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                   Restated          Restated
                                                  (UNAUDITED)       (UNAUDITED)
                                                    1996               1997
                                                    ----               ----
NET DISTRIBUTED SERVICES AND INVENTORY SALES. .   $ 4,119,601       $ 9,188,370
NET SALES ON CONSIGNMENT AND MARKETING
  AGREEMENTS. . . . . . . . . . . . . . . . . .       491,658           274,852
                                                  -----------       -----------
TOTAL NET SALES . . . . . . . . . . . . . . . .     4,611,259         9,463,222
COST OF SALES . . . . . . . . . . . . . . . . .     3,885,716         7,686,922
                                                  -----------       -----------
     Gross profit                                     725,543         1,776,300
SELLING AND ADMINISTRATIVE EXPENSES . . . . . .     1,095,207         1,184,056
                                                  -----------       -----------
     Income (loss) from operations. . . . . . .      (369,664)          592,244
OTHER (EXPENSES) INCOME:
     Interest expense . . . . . . . . . . . . .      (304,426)         (275,650)
     Interest income. . . . . . . . . . . . . .       151,771           112,445
     Other income . . . . . . . . . . . . . . .        11,639               451
                                                  -----------       -----------
     Income (loss) before provision for
      (benefit from) income taxes . . . . . . .      (510,680)          429,490
PROVISION (BENEFIT) FOR INCOME TAXES. . . . . .       (78,000)          103,000
                                                  -----------       -----------
     NET INCOME (LOSS). . . . . . . . . . . . .   $  (432,680)      $   326,490
                                                  -----------       -----------
                                                  -----------       -----------
Primary and fully diluted net
  income (loss) per share . . . . . . . . . . .   $     (0.24)      $      0.15
                                                  -----------       -----------
                                                  -----------       -----------
Weighted average shares outstanding . . . . . .     1,785,000         2,185,000
                                                  -----------       -----------
                                                  -----------       -----------

The accompanying notes are an integral part of these consolidated statements.

                            AVIATION DISTRIBUTORS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                          Restated         Restated
                                                            1996             1997
                                                            ----             ----
                                                         (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss). . . . . . . . . . . . . . . . . .  $  (432,680)      $   326,490
 Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
  Principal payments on note receivable . . . . . . .      336,428           392,029
  Borrowings on notes payable related to inventory
   purchases. . . . . . . . . . . . . . . . . . . . .       66,944                 -
  Principal payments on notes payable
    related to inventory purchases  . . . . . . . . .            -          (897,028)
  Principal payments on note payable
    related to legal settlement . . . . . . . . . . .            -          (820,000)
  Legal Settlement. . . . . . . . . . . . . . . . . .            -           (80,000)
  Depreciation and amortization . . . . . . . . . . .       27,609            36,641
  Changes in assets and liabilities:
       Accounts receivable, net   . . . . . . . . . .     (209,765)       (2,462,717)
       Other receivables  . . . . . . . . . . . . . .      (38,118)           (7,325)
       Inventories  . . . . . . . . . . . . . . . . .     (313,527)         (374,907)
       Prepaid expenses . . . . . . . . . . . . . . .      (70,493)         (465,481)
       Income tax receivable. . . . . . . . . . . . .      (78,000)                -
       Deferred tax asset . . . . . . . . . . . . . .       28,192           (24,919)
       Other assets . . . . . . . . . . . . . . . . .        5,401           167,797
       Checks issued not yet presented for payment. .      (72,881)          502,771
       Accounts payable . . . . . . . . . . . . . . .       69,050           625,873
       Accrued liabilities  . . . . . . . . . . . . .        5,714            15,635
       Income taxes payable . . . . . . . . . . . . .            -           103,000
       Deferred tax liability . . . . . . . . . . . .      (28,192)                -
                                                       ------------      ------------
   Net cash used in operating activities. . . . . . .     (704,318)       (2,962,141)
                                                       ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment  . . . . . . . .      (48,028)          (75,462)
 Decrease in restricted cash  . . . . . . . . . . . .     (477,218)            5,695
                                                          ---------       -----------
    Net cash used in investing activities . . . . . .     (525,246)          (69,767)
                                                          ---------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on lines of credit  . . . . . . . . . . .    5,685,227         6,207,319
 Principal payments on lines of credit  . . . . . . .   (4,938,580)       (7,675,485)
 Borrowings on long-term debt   . . . . . . . . . . .            -           500,000
 Principal payments of long-term debt   . . . . . . .     (365,505)         (504,811)
 Principal payments of capital lease obligations  . .       (5,669)           (5,346)
 Net proceeds from initial public offering  . . . . .            -         4,507,378
                                                       ------------      ------------
    Net cash provided by financing activities . . . .      375,473         3,029,055
                                                       ------------      ------------
Net decrease in cash and cash equivalents . . . . . .     (854,091)           (2,853)
Cash and cash equivalents at beginning of period  . .      867,721            16,985
                                                       ------------      ------------
Cash and cash equivalents at end of period  . . . . .  $    13,630       $    14,132
                                                       ------------      ------------
                                                       ------------      ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest. . . . . . . . . . . . . . . . . . . . . .  $ 1,156,696       $   332,482
                                                       ------------      ------------
                                                       ------------      ------------
  Income taxes. . . . . . . . . . . . . . . . . . . .  $    20,000       $   375,000
                                                       ------------      ------------
                                                       ------------      ------------

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

The net proceeds from the offering after all expenses were approximately $4.5 million, of such proceeds, $3,800,000 was used to repay a portion of the amount outstanding under two revolving lines of credit, $400,000 was used to repay loans made to the Company by certain of its employees, and the remaining proceeds were used to fund a portion of a legal settlement entered into by the Company. (See Note 3)

On April 22, 1997 the Company received net proceeds of approximately $792,000 from the exercise of the underwriter's over-allotment option. The proceeds were used for working capital and to reduce vendor payables.

 INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations for the three month periods ended March 31, 1997 and 1996 and cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations and cash flows for the three month period ended March 31, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1997.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in connection with the Company's December 31, 1996 restated financial statements and the notes thereto included in the Company's Form 10-KSB Registration Statement for the fiscal year ended December 31, 1997.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1997, the Financial Accounting Standards Board (FASB) issued
SFAS # 128 "Earnings Per Share." The statement requires, at a minimum, new calculations of earnings per share and disclosures. The Company has reviewed the provisions of SFAS No. 128 and has determined that adoption of this pronouncement will have no material effect on the Company's reporting of its results of operations.

NOTE 2  - RESTATEMENT OF MARCH 31, 1996 AND 1997 FINANCIAL STATEMENTS:

The Company has restated its previously issued consolidated financial statements for the quarterly periods ended March 31, 1996 and 1997, for matters related to: previously reported sales and accounts receivables, inventory costs and valuation reserves, revisions to the previous policy regarding the capitalization of costs associated with the bulk purchase of inventory, correction of prior accounting for capitalization of bulk purchase and certain other costs, unrecorded liabilities, additional bad debt expenses and the related income tax effects. Retained earnings at January 1, 1996 and 1997, was reduced by $499,265 and $2,380,245, respectively, as a result of adjustments to 1995 and 1996 financial statements.

The effect on the Company's previously issued financial statements for the quarterly periods ended March 31, 1996 and 1997 are summarized as follows:

Statement of Operations for the three months ended March 31, 1996:

                                                    Previously     Increase
                                                     Reported     (Decrease)   (Restated)
                                                     --------     ----------   ----------
                                                               (000's Omitted)
      Total Net Sales . . . . . . . . . . . . . .    $4,636        $  (25)       $4,611
      Cost of Sales . . . . . . . . . . . . . . .     3,767           119         3,886
      Gross Profit  . . . . . . . . . . . . . . .       869          (144)          725
      Selling and Administration Expenses . . . .     1,110           (15)        1,095

      Loss from Operations  . . . . . . . . . . .      (241)         (129)         (370)

      Interest Expense, net . . . . . . . . . . .       130            23           153

      Other Income  . . . . . . . . . . . . . . .         -            12            12

      Loss Before Taxes . . . . . . . . . . . . .      (371)         (140)         (511)

      Benefit from Taxes  . . . . . . . . . . . .         -            78            78

      Net Loss  . . . . . . . . . . . . . . . . .      (371)          (62)         (433)

      Net Loss Per Share  . . . . . . . . . . . .    $(0.21)       $(0.03)       $(0.24)

Balance Sheet as of March 31, 1997:

                                                    Previously     Increase
                                                     Reported     (Decrease)   (Restated)
                                                     --------     ----------   ----------
                                                                (000's Omitted)
      Current Assets  . . . . . . . . . . . . . .    $15,032       $(1,783)      $13,249
      Total Assets  . . . . . . . . . . . . . . .     19,205        (1,783)       17,422

      Total Current Liabilities . . . . . . . . .     10,387           445        10,832
      Deferred Tax Liability  . . . . . . . . . .         51            35            86
      Total Liabilities . . . . . . . . . . . . .     14,021           480        14,501
      Additional Paid in Capital  . . . . . . . .      4,785            99         4,884

      RETAINED EARNINGS (ACCUMULATED DEFICIT):
      December 31, 1996 . . . . . . . . . . . . .         61        (2,380)       (2,319)
      Net Income  . . . . . . . . . . . . . . . .        307            19           326
                                                     -------       -------       -------
      March 31, 1997  . . . . . . . . . . . . . .        368        (2,361)       (1,993)
                                                     -------       -------       -------

      Total Liabilities and Stockholders'
       Equity . . . . . . . . . . . . . . . . . .    $19,205       $(1,783)      $17,422

Statement of Operations for the three months ended March 31, 1997:

                                                    Previously     Increase
                                                     Reported     (Decrease)   (Restated)
                                                     --------     ----------   ----------
                                                                (000'S Omitted)
      Total Net Sales . . . . . . . . . . . . . .     $9,454        $   9       $9,463
      Cost of Sales . . . . . . . . . . . . . . .      7,570          117        7,687
      Gross Profit  . . . . . . . . . . . . . . .      1,884         (108)       1,776
      Selling and Administration Expenses . . . .      1,226          (42)       1,184

      Income from Operations  . . . . . . . . . .        658          (66)         592

      Interest Expense, net . . . . . . . . . . .        163            -          163

      Income Before Taxes . . . . . . . . . . . .        495          (66)         429

      Provision for Taxes . . . . . . . . . . . .        188          (85)         103

      Net Income  . . . . . . . . . . . . . . . .        307           19          326

            Net Income Per Share  . . . . . . . .     $ 0.14        $ 0.01      $ 0.15

NOTE 3  -  LEGAL SETTLEMENT:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion and analysis should be read in conjunction with the information set forth under: Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 10 through 15 of the Company's Annual Report on Form 10KSB for the year ended December 31, 1997. This discussion contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward looking statements involve risks and uncertainties and actual results could differ from those described herein and future results may be subject to numerous factors, many of which are beyond the control of the Company.

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

The following table sets forth certain information relating to the Company's operations for the three months ended March 31, 1996 and 1997 (dollars in thousands):

                                                             1996 Restated               1997 Restated
                                                          --------------------       --------------------
       Net distributed services and inventory sales       $4,119         89.3%       $9,188         97.1%
       Net sales on consignment and marketing
         agreements                                          492         10.7           275          2.9
                                                          ------        -----        ------        -----
       Net sales                                           4,611        100.0         9,463        100.0
       Cost of sales                                       3,886         84.3         7,687         81.2
                                                          ------        -----        ------        -----

                Gross profit                                 725         15.7         1,776         18.8
       Selling and administrative expenses                 1,095         23.7         1,184         12.5
                                                          ------        -----        ------        -----

       Income (loss) from operations                        (370)        (8.0)          592          6.3
       Interest expense, net                                 153          3.3           163          1.7
       Other income                                           12           .2             -          0.0
       Provision for (benefit from) income taxes             (78)        (1.7)          103          1.1
                                                          ------        -----        ------        -----
       Net income (loss)                                  $ (433)        (9.4)%      $  326          3.5%
                                                          ------        -----        ------        -----
                                                          ------        -----        ------        -----

NET DISTRIBUTED SERVICES AND INVENTORY SALES. Net distributed services represents sales of aircraft parts purchased at the point of sale through outside parties. Inventory sales represent sales of the Company's owned inventory. Net distributed services and inventory sales increased from $4.1 million for the three months ended March 31, 1996 to $9.2 million for the three months ended March 31, 1997, an increase of $5.1 million or 124.4%. This increase was primarily due to an increase in the Company's availability of aircraft parts as a result of a bulk inventory purchase received during the first three quarters of 1996 and the first quarter of 1997, the addition of new sales personnel and emphasis on development of new domestic customers and some larger international customers. The Company also had two large transactions during the first quarter of 1997 that contributed approximately $1.6 million of distributed services sales.

Sales from distributed services represented approximately 98.1% and 94.7% of total distributed services and inventory sales for the three months ended March 31, 1996 and 1997, respectively. Sales of Company-owned inventory represented approximately 1.9% and 5.3% of total distributed services and inventory sales for the three months ended March 31, 1996 and 1997, respectively. The increase in the percentage of the sales of Company-owned inventory was primarily due to a bulk inventory purchase during the first three quarters of 1996.

NET SALES ON CONSIGNMENT AND MARKETING AGREEMENTS. Net sales on consignment and marketing agreements represent total revenue, including commissions, related to sales of inventory held on consignment and sales of inventory obtained through marketing agreements. Net sales on consignment and marketing agreements decreased from $492,000 for the three months ended March 31, 1996 to $275,000 for the three months ended March 31, 1997, a decrease of $217,000 or 44.1%. This decrease was primarily due to a decrease in the number of consignment and marketing agreements the Company had entered into during the first quarter of 1997.

NET SALES. Net sales increased from $4.6 million for the three months ended March 31, 1996 to $9.5 million for the three months ended March 31, 1997, an increase of $4.9 million or 106.5%. This increase was primarily due to additional sales personnel hired in the third and fourth quarters of 1996, continued efforts to strengthen relationships with customers and the availability of additional parts as a result of a bulk inventory purchase received during the first three quarters of 1996. See "Net distributed services and inventory sales."

COST OF SALES. Cost of sales increased from $3.9 million for the three months ended March 31, 1996 to $7.7 million for the three months ended March 31, 1997, an increase of $3.8 million or 97.4%. This increase was attributable to the increase in net sales.

GROSS PROFIT. Gross profit increased from $725,000 for the three months ended March 31, 1996 to $1.8 million for the three months ended March 31, 1997, an increase of $1.1 million or 151.7%. This increase was a result of the increase in net sales. Gross profit margin slightly increased from 15.7% for the three months ended March 31, 1996 to 18.8% for the three months ended March 31, 1997. The increase in gross profit margin was attributable to lower product acquisition costs attained primarily from the bulk inventory purchases. See "Net distributed services and inventory sales."

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of management compensation, commission expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses slightly increased from $1.1 million for the three months ended March 31, 1996 to $1.2 million for the three months ended March 31, 1997, an increase of $100,000 or 9.1%. This increase was principally due to higher personnel costs necessary to respond to the Company's growth, including salaries, taxes, insurance and commission expenses. As a percentage of net sales, selling and administrative expenses decreased from 23.7% for the three months ended March 31, 1996 to 12.5% for the three months ended March 31, 1997. The decrease as a percentage of net sales was primarily due to management effectively controlling administrative expenses.

INCOME (LOSS) FROM OPERATIONS. As a result of the above factors, income from operations for the three months ended March 31, 1997 increased $962,000 compared to the three months ended March 31, 1996. The increase primarily reflects higher net sales and gross profit realized during the first quarter of 1997. See "Net Sales" and "Gross profit."

INTEREST EXPENSES, NET. Net interest expense slightly increased from $153,000 for the three months ended March 31, 1996 to $163,000 for the three months ended March 31, 1997. The increase in interest expense was due to an increase in borrowings under the Company's lines of credit during the first quarter of 1997.

NET INCOME (LOSS). Net income (loss) increased from ($433,000) for the three months ended March 31, 1996 to $326,000 for the three months ended March 31, 1997, an increase of $759,000. This increase was attributable to the increase in net sales and gross profit, somewhat offset by slightly higher selling and administrative expenses. See "Net sales," "Gross profit" and "Selling and administrative expenses."

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

Date     June 19, 1998                  AVIATION DISTRIBUTORS, INC.
     ----------------------------

                                        By: /SS/ Kenneth A. Lipinski
                                            ---------------------------------
                                              Ken Lipinski
                                              Chief Operating Officer


                                        By: /SS/ Gary L. Joslin
                                            ---------------------------------
                                              Gary Joslin
                                              Chief Financial Officer and
                                              Vice President of Finance