Form 10QSB/A
period 1997-06-30
AVIATION DISTRIBUTORS INC
filed 1998-06-19
CIK 1018645

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 19, 1998

                                                       REGISTRATION NO. 333-8061
--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     -----------

                                    FORM 10-QSB/A

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                               ------------------------------------------------

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                           to
                               --------------------------  ---------------------



                            Commission file number 0-29028
                                                   -------

                          Aviation Distributors, Inc.
     ----------------------------------------------------------------------
                (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                         33-0715685
     ----------------------------------------------------------------------
(State or Other Jurisdiction of                          (I.R.S. employer
 Incorporation or Organization)                          Identification No.)

     One Capital Drive  Lake Forest, California                  92630
     ----------------------------------------------------------------------
     (Address of Principal Executive Offices)                  (Zip Code)

     Registrant's Telephone Number, Including Area Code     (949) 586-7558
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

                                      AVIATION DISTRIBUTORS, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,                   JUNE 30,
                                                              RESTATED                      RESTATED
                                                                1996                          1997
                                                            -------------                 -----------
                             ASSETS                                                        (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . . . . . . . . $    16,985                    $   289,448
     Restricted cash   . . . . . . . . . . . . . . . . . .      63,458                      1,275,539
     Accounts receivable, net of allowance for
      doubtful accounts of $410,500 at December 31,
      1996 and $346,316 at June 30, 1997,
      respectively . . . . . . . . . . . . . . . . . . . .   4,390,479                      7,769,984
     Other receivables . . . . . . . . . . . . . . . . . .      66,272                         77,945
     Inventories, net of reserve . . . . . . . . . . . . .   2,866,756                      5,476,990
     Prepaid expenses  . . . . . . . . . . . . . . . . . .      69,724                        413,592
     Current portion of notes receivable . . . . . . . . .   1,615,528                      1,654,201
     Notes receivable from founder . . . . . . . . . . . .     408,718                        408,718
     Deferred tax asset  . . . . . . . . . . . . . . . . .     386,000                        410,919
                                                           -----------                    -----------
          Total current assets . . . . . . . . . . . . . .   9,883,920                     17,777,336
                                                           -----------                    -----------
PROPERTY AND EQUIPMENT . . . . . . . . . . . . . . . . . .   1,784,853                      1,920,291
     Less - accumulated depreciation . . . . . . . . . . .     278,686                        351,752
                                                           -----------                    -----------
                                                             1,506,167                      1,568,539
                                                           -----------                    -----------
Notes receivable, net of current portion . . . . . . . . .   3,056,855                      2,230,057
Other assets . . . . . . . . . . . . . . . . . . . . . . .     167,797                            -
                                                           -----------                    -----------
                                                             3,224,652                      2,230,057
                                                           -----------                    -----------
                                                           $14,614,739                    $21,575,932
                                                           -----------                    -----------
                                                           -----------                    -----------
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Checks issued not yet presented for payment . . . . .  $   530,440                   $   438,630
     Accounts payable  . . . . . . . . . . . . . . . . . .    2,844,798                     3,769,274
     Accrued liabilities . . . . . . . . . . . . . . . . .      377,044                       419,327
     Lines of credit . . . . . . . . . . . . . . . . . . .    5,583,475                     6,231,645
     Income taxes payable  . . . . . . . . . . . . . . . .          -                         103,000
     Current portion of long-term debt . . . . . . . . . .    3,066,540                     3,165,262
     Current portion of capital lease obligations  . . . .       18,867                        16,654
                                                            -----------                   -----------
          Total current liabilities  . . . . . . . . . . .   12,421,164                    14,143,792
                                                            -----------                   -----------
Long-term debt, net of current portion . . . . . . . . . .    3,985,205                     3,149,241
                                                            -----------                   -----------
Capital lease obligations, net of current portion. . . . .       34,372                        26,394
                                                            -----------                   -----------
Deferred tax liability . . . . . . . . . . . . . . . . . .       86,000                        86,000
                                                            -----------                   -----------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, par value of $.01, 3,000,000
      shares authorized; none issued and outstanding . . .          -                             -
     Common stock, par value of $.01, 10,000,000
      shares authorized; 3,165,000 shares issued
      and outstanding at December 31, 1996 and
      June 30, 1997, respectively  . . . . . . . . . . . .       17,850                        31,650
     Additional paid in capital  . . . . . . . . . . . . .      389,150                     5,643,179
     Accumulated deficit . . . . . . . . . . . . . . . . .   (2,319,002)                   (1,504,324)
                                                            -----------                   -----------
          Total stockholders' equity (deficit). . .  . . .   (1,912,002)                    4,170,505
                                                            -----------                   -----------
                                                            $14,614,739                   $21,575,932
                                                            -----------                   -----------
                                                            -----------                   -----------

The accompanying notes are an integral part of these consolidated balance sheets.

                                  AVIATION DISTRIBUTORS, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------  ---------------------------
                                                   RESTATED      RESTATED      RESTATED        RESTATED
                                                  (UNAUDITED)   (UNAUDITED)   (UNAUDITED)     (UNAUDITED)
                                                     1996          1997           1996            1997
                                                  ----------    -----------   ------------   ------------
NET DISTRIBUTED SERVICES AND INVENTORY SALES .    $6,530,621    $ 9,377,901   $ 10,650,222   $ 18,566,271
NET SALES ON CONSIGNMENT AND
 MARKETING AGREEMENTS. . . . . . . . . . . . .       481,397        387,200        973,055        662,052
                                                  ----------    -----------   ------------   ------------

TOTAL NET SALES. . . . . . . . . . . . . . . .     7,012,018      9,765,101     11,623,277     19,228,323
COST OF SALES. . . . . . . . . . . . . . . . .     4,878,116      7,122,084      8,763,832     14,809,006
                                                  ----------    -----------   ------------   ------------

  Gross profit . . . . . . . . . . . . . . . .     2,133,902      2,643,017      2,859,445      4,419,317
SELLING AND ADMINISTRATIVE EXPENSES. . . . . .     1,436,487      1,880,799      2,531,694      3,064,855
                                                  ----------    -----------   ------------   ------------

  Income from operations . . . . . . . . . . .       697,415        762,218        327,751      1,354,462
OTHER (EXPENSES) INCOME:
  Interest expense . . . . . . . . . . . . . .      (319,396)      (233,222)      (623,822)      (508,872)
  Interest income. . . . . . . . . . . . . . .       147,571        109,192        299,342        221,637
  Other income . . . . . . . . . . . . . . . .            91              -         11,730            451
                                                  ----------    -----------   ------------   ------------

  Income before provision for
    income taxes . . . . . . . . . . . . . . .       525,681        638,188         15,001      1,067,678
PROVISION FOR INCOME TAXES . . . . . . . . . .        78,000        150,000              -        253,000
                                                  ----------    -----------   ------------   ------------

  NET INCOME . . . . . . . . . . . . . . . . .    $  447,681    $   488,188   $      5,001   $    814,678
                                                  ----------    -----------   ------------   ------------
                                                  ----------    -----------   ------------   ------------

Primary and fully diluted net
  income per share . . . . . . . . . . . . . .    $     0.25    $      0.16   $       0.01   $       0.31
                                                  ----------    -----------   ------------   ------------
                                                  ----------    -----------   ------------   ------------
Weighted average shares outstanding. . . . . .     1,785,000      3,123,000      1,785,000      2,650,000
                                                  ----------    -----------   ------------   ------------
                                                  ----------    -----------   ------------   ------------


The accompanying notes are an integral part of these consolidated statements.

                             AVIATION DISTRIBUTORS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                SIX MONTHS ENDED JUNE 30,
                                                            --------------------------------
                                                               RESTATED           RESTATED
                                                                 1996               1997
                                                            -------------       ------------
                                                              (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . .  $   15,001         $   814,678
  Adjustments to reconcile net income to net cash
     used in operating activities:
    Principal payments on note receivable . . . . . . . .     721,484             788,125
    Borrowings on notes payable related
       to inventory purchases . . . . . . . . . . . . . .   1,088,906           1,610,183
    Principal payments on notes payable
       related to inventory purchases . . . . . . . . . .    (200,000)         (1,449,318)
    Reduction in amount due on notes payable
       related to inventory purchases . . . . . . . . . .    (210,950)                -
    Principal payments on note payable
       related to legal settlement. . . . . . . . . . . .         -              (820,000)
    Legal Settlement. . . . . . . . . . . . . . . . . . .         -               (80,000)
    Depreciation and amortization . . . . . . . . . . . .     107,780              84,653
    Changes in assets and liabilities:
         Accounts receivable, net . . . . . . . . . . . .  (1,178,920)         (3,379,505)
         Other receivables. . . . . . . . . . . . . . . .     (76,132)            (11,673)
         Inventories. . . . . . . . . . . . . . . . . . .    (444,163)         (2,610,234)
         Prepaid expenses . . . . . . . . . . . . . . . .     (33,166)           (343,868)
         Income tax receivable. . . . . . . . . . . . . .         -                   -
         Deferred tax asset . . . . . . . . . . . . . . .     (17,174)            (24,919)
         Other assets . . . . . . . . . . . . . . . . . .    (147,455)            167,797
         Checks issued not yet presented for payment. . .      76,968             (91,810)
         Accounts payable . . . . . . . . . . . . . . . .    (384,162)            909,556
         Accrued liabilities. . . . . . . . . . . . . . .     (96,070)             42,283
         Income taxes payable . . . . . . . . . . . . . .      25,366             103,000
         Deferred tax liability . . . . . . . . . . . . .     (28,192)                -
                                                          -----------         -----------

             Net cash provided by (used in) operating
               activities . . . . . . . . . . . . . . . .    (780,879)         (4,291,052)
                                                          -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment . . . . . . . . .    (115,997)           (135,438)
    Decrease in restricted cash . . . . . . . . . . . . .     184,292          (1,212,081)
                                                          -----------         -----------

             Net cash used in investing activities. . . .      68,295          (1,347,519)
                                                          -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on lines of credit . . . . . . . . . . . .  12,304,964          20,065,229
    Principal payments on lines of credit . . . . . . . . (11,684,217)        (19,417,059)
    Borrowings on long-term debt. . . . . . . . . . . . .         -               500,000
    Principal payments of long-term debt. . . . . . . . .    (761,296)           (509,694)
    Principal payments of capital lease obligations . . .     (11,551)            (10,191)
    Net proceeds from initial public offering . . . . . .         -             5,282,749
                                                          -----------         -----------

             Net cash provided by (used in) financing
               activities . . . . . . . . . . . . . . . .    (152,100)          5,911,034
                                                          -----------         -----------

Net increase (decrease) in cash and cash equivalents. . .    (864,684)            272,463
Cash and cash equivalents at beginning of period. . . . .     867,721              16,985
                                                          -----------         -----------

Cash and cash equivalents at end of period. . . . . . . . $     3,037         $   289,448
                                                          -----------         -----------
                                                          -----------         -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
     Interest.. . . . . . . . . . . . . . . . . . . . . . $ 1,156,696         $   332,482
                                                          -----------         -----------
                                                          -----------         -----------
     Income taxes . . . . . . . . . . . . . . . . . . . . $    20,000         $   375,000
                                                          -----------         -----------
                                                          -----------         -----------

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS # 128 Earnings Per Share. The statement requires, at a minimum, new calculations of earnings per share and disclosures. The Company has reviewed the provisions of SFAS No. 128 and has determined that adoption of this pronouncement will have no material effect on the Company's reporting of its results of operations.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS # 130 Reporting Comprehensive Income. The statement requires a separate reporting of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. The statement is effective for fiscal years beginning after December 15, 1997. Management does not expect the adoption of this statement to have a material effect on the Company's reporting of its results of operations.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS # 131 Disclosures About Segments of an Enterprise and Related Information. The statement requires a disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It also requires geographic data by country, as opposed to broader geographic regions permitted under current standards. The statement is effective for fiscal years beginning after December 15, 1997. Management does not expect the adoption of this statement to have a material effect on the Company's reporting of its results of operations.



NOTE 2 - RESTATEMENT OF JUNE 30, 1996 AND 1997 FINANCIAL STATEMENTS:

The Company has restated its previously issued consolidated financial statements for the quarterly periods ended June 30, 1996 and 1997, for matters related to: previously reported sales and accounts receivables, inventory costs and valuation reserves, revisions to the previous policy regarding the capitalization of costs associated with the bulk purchase of inventory, correction of prior accounting for capitalization of bulk purchase and certain other costs, unrecorded liabilities, additional bad debt expenses and the related income tax effects. Retained earnings at January 1, 1996 and 1997, was reduced by $499,265 and $2,380,245, respectively, as a result of adjustments to 1995 and 1996 financial statements.

The effect on the Company's previously issued financial statements for the quarterly periods ended June 30, 1996 and 1997 are summarized as follows:

Changes to the Statement of Operations for the three months ended June 30, 1996:

                                               PREVIOUSLY  INCREASE
                                                REPORTED  (DECREASE)  (RESTATED)
                                               ---------- ----------  ----------
                                                         (OOO'S OMITTED)
   Total Net Sales.  .  .  .  .  .  .  .  .  . $  7,085   $   (73)     $  7,012
   Cost of Sales. .  .  .  .  .  .  .  .  .  .    4,858        20         4,878
   Gross Profit.  .  .  .  .  .  .  .  .  .  .    2,227       (93)        2,134
   Selling and Administration Expenses. . .  .    1,107       330         1,437

   Income from Operations  .  .  .  .  .  .  .    1,120      (423)          697

   Interest Expense  .  .  .  .  .  .  .  .  .      466      (147)          319

   Interest Income.  .  .  .  .  .  .  .  .  .      284      (136)          148

   Income Before Taxes  .  .  .  .  .  .  .  .      938      (412)          526

   Provision for Taxes  .  .  .  .  .  .  .  .      170       (92)           78

   Net Income  .  .  .  .  .  .  .  .  .  .  .      768      (320)          448

   Net Income Per Share . .   .  .  .  .  .  . $   0.43  $  (0.18)     $   0.25

Changes to the Statement of Operations for the six months ended June 30, 1996:

                                               PREVIOUSLY  INCREASE
                                                REPORTED  (DECREASE)  (RESTATED)
                                                --------  ----------  ----------
                                                       (OOO'S OMITTED)
   Total Net Sales.  .  .  .  .  .  .  .  .  . $ 11,721   $   (98)     $ 11,623
   Cost of Sales  .  .  .  .  .  .  .  .  .  .    8,625       139         8,764
   Gross Profit.  .  .  .  .  .  .  .  .  .  .    3,096      (237)        2,859
   Selling and Administration Expenses .  .  .    2,217       314         2,531

   Income from Operations  .  .  .  .  .  .  .      879      (551)          328

   Interest Expense  .  .  .  .  .  .  .  .  .      609        15           624

   Interest Income.  .  .  .  .  .  .  .  .  .      284        15           299

   Income Before Taxes  .  .  .  .  .  .  .  .      566      (551)           15

   Provision for Taxes  .  .  .  .  .  .  .  .      169      (169)            -

   Net Income  .  .  .  .  .  .  .  .  .  .  .      397      (382)           15

   Net Income Per Share.  .   .  .  .  .  .  . $   0.22   $ (0.21)     $   0.01


Changes to the Balance Sheet as of June 30, 1997:

                                               PREVIOUSLY  INCREASE
                                                REPORTED  (DECREASE)  (RESTATED)
                                                --------  ----------  ----------
                                                       (OOO'S OMITTED)
   Current Assets .  .  .  .  .  .  .  .  .  .  $20,185   $(2,408)      $17,777
   Total Assets.  .  .  .  .  .  .  .  .  .  .   23,984    (2,408)       21,576


   Total Current Liabilities  .  .  .  .  .  .   14,204       (60)       14,144
   Deferred Tax Liability  .  .  .  .  .  .  .       51        35            86
   Total Liabilities .  .  .  .  .  .  .  .  .   17,432       (27)       17,405

   Additional paid in capital .  .  .  .  .  .    5,544        99         5,643

   RETAINED EARNINGS (ACCUMULATED DEFICIT):
   December 30, 1996 .  .  .  .  .  .  .  .  .       61    (2,380)       (2,319)
   Net Income  .  .  .  .  .  .  .  .  .  .  .      915      (100)          815
                                                -------   -------       -------
   June 30, 1997  .  .  .  .  .  .  .  .  .  .      976    (2,480)       (1,504)
                                                -------   -------       -------
                                                -------   -------       -------

   Total Liabilities and Stockholders'
      Equity  . .  .  .  .  .  .  .  .  .. .    $23,984   $(2,408)      $21,576

Changes to the Statement of Operations for the three months ended June 30, 1997:


                                              PREVIOUSLY   INCREASE
                                               REPORTED   (DECREASE)  (RESTATED)
                                              ---------- ----------- ----------

                                                         OOO'S OMITTED)
   Total Net Sales.  .  .  .  .  .  .  .  .  . $ 10,085  $   (320)      $ 9,765
   Cost of Sales  .  .  .  .  .  .  .  .  .  .    7,171       (49)        7,122
   Gross Profit.  .  .  .  .  .  .  .  .  .  .    2,914      (271)        2,643
   Selling and Administration Expenses.  .  .     1,794        87         1,881

   Income from Operations .  .  .  .  .  .  .     1,120      (358)          762

   Income Before Taxes  .  .  .  .  .  .  .  .      996      (358)          638

   Provision for Taxes  .  .  .  .  .  .  .  .      388      (238)          150

   Net Income  .  .  .  .  .  .  .  .  .  .  .      608      (120)          488


     Net Income Per Share. . . . . . . . . . .   $ 0.20   $ (0.04)       $ 0.16

Changes to the Statement of Operations for the six months ended June 30, 1997:


                                               PREVIOUSLY  INCREASE
                                                REPORTED  (DECREASE)  (RESTATED)
                                               --------- ------------ ---------
                                                       (OOO'S OMITTED)
   Total Net Sales.  .  .  .  .  .  .  .  .  .  $19,539    $ (311)      $19,228
   Cost of Sales  .  .  .  .  .  .  .  .  .  .   14,742        67        14,809
   Gross Profit.  .  .  .  .  .  .  .  .  .  .    4,797      (378)        4,419
   Selling and Administration Expenses .  .  .    3,019        45         3,064

   Income from Operations  .  .  .  .  .  .  .    1,778      (423)        1,355

   Income Before Taxes  .  .  .  .  .  .  .  .    1,491      (423)        1,068

   Provision for Taxes  .  .  .  .  .  .  .  .      576      (323)          253

   Net Income  .  .  .  .  .  .  .  .  .  .  .      915      (100)          815

     Net Income Per Share  .  .  .  .  .  .  .  $  0.35    $(0.04)      $  0.31


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

The following table sets forth certain information relating to the Company's operations for the three months ended June 30, 1996 and 1997 (dollars in thousands):


                                           1996                      1997
                                         RESTATED                  RESTATED
                                  ------------------       -------------------
   Net distributed services and
     inventory sales              $6,531       93.1%       $9,378        96.0%
   Net sales on consignment and
     marketing agreements            481        6.9           387         4.0
                                  ------      ------       ------      -------
   Net sales                       7,012      100.0         9,765       100.0
   Cost of sales                   4,878       69.6         7,122        72.9
                                  ------      ------       ------      -------

      Gross profit                 2,134       30.4         2,643        27.1
   Selling and administrative
      expenses                     1,437       20.5         1,881        19.3
                                  ------      ------       ------      -------

   Income from operations            697        9.9           762         7.8

   Interest expense, net             171        2.4           124         1.3
   Provision for income taxes         78        1.1           150         1.5
                                  ------      ------       ------      -------
   Net income                     $  448        6.4%       $  488         5.0%
                                  ------      ------       ------      -------
                                  ------      ------       ------      -------

NET DISTRIBUTED SERVICES AND INVENTORY SALES. Net distributed services represents sales of aircraft parts purchased at the point of sale through outside parties. Inventory sales represent sales of the Company's owned inventory. Net distributed services and inventory sales increased from $6.5 million for the three months ended June 30, 1996 to $9.4 million for the three
months ended June 30, 1997, an increase of $2.9 million or 44.6%.   This
increase was primarily the result of the additional capital availability in March 1997 from the initial public offering of 1,380,000 shares. This new capital allowed the Company to react more quickly to order requests and the ability to locate and purchase the parts needed to fulfill these orders. In addition, the Company's availability of aircraft parts as a result of the bulk inventory purchases received during 1996 and during the first two quarters of 1997, the general growth in the industry, the emphasis on broadening relationships with existing domestic customers, and the development of both new domestic and international customers. The Company also had two large transactions during the second quarter of 1997 that contributed approximately $1.2 million of inventory sales.

Sales from distributed services represented approximately 92.8% and 79.1% of total distributed services and inventory sales for the three months ended June 30, 1996 and 1997, respectively. Sales of Company-owned inventory represented approximately 7.2% and 20.9% of total distributed services and inventory sales for the three months ended June 30, 1996 and 1997, respectively. The increase in the percentage of the sales of Company-owned inventory was primarily due to the bulk inventory purchases received during 1996 and during the first two quarters of 1997 and due to the sale of a single engine being sold for $900,000 and another part that was sold for $250,00 from Company-owned inventory during the second quarter of 1997.

NET SALES ON CONSIGNMENT AND MARKETING AGREEMENTS. Net sales on consignment and marketing agreements represent total revenue, including commissions, related to sales of inventory held on consignment and sales of inventory obtained through marketing agreements. Net sales on consignment and marketing agreements decreased from $481,000 for the three months ended June 30, 1996 to $387,000 for the three months ended June 30, 1997, a decrease of $94,000 or 19.5%. This decrease was primarily due to a decrease in the number of consignment and marketing agreements the Company had entered into during the second quarter of 1997.

NET SALES. Net sales increased from $7.0 million for the three months ended June 30, 1996 to $9.8 million for the three months ended June 30, 1997, an increase of $2.8 million or 40.0%. This increase has been discussed above in the net distributed services and inventory sales, offset by the decrease in net sales on consignment and marketing agreements. See "Net distributed services and inventory sales" and "Net sales on consignment and marketing agreements."

COST OF SALES. Cost of sales increased from $4.9 million for the three months ended June 30, 1996 to $7.1 million for the three months ended June 30, 1997, an increase of $2.2 million or 44.9%. This increase was primarily attributable to the increase in net sales.

GROSS PROFIT. Gross profit increased from $2.1 million for the three months ended June 30, 1996 to $2.6 million for the three months ended June 30, 1997, an increase of $500,000 or 23.8%. This increase was a result of the increase in net sales. Gross profit margin slightly decreased from 30.4% for the three months ended June 30, 1996 to 27.1% for the three months ended June 30, 1997. The decrease in gross profit margin was primarily attributable to some high margin sales received in the 1996 period.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of management compensation, commission expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses increased from $1.4 million for the three months ended June 30, 1996 to $1.9 million for the three months ended June 30, 1997, an increase of $500,000 or 35.7%. This increase was principally due to higher personnel costs necessary to respond to the Company's growth, including salaries, taxes, insurance and commission expenses. As a percentage of net sales, selling and adminstrative expenses decreased from 20.5% for the 1996 period to 19.3% for the 1997 period.

INCOME FROM OPERATIONS. Income from operations increased from $697,000 for the three months ended June 30, 1996 to $762,000 for the three months ended June 30, 1997. The increase was due to the increase in net sales and gross profit, offset by the increase in the selling and administrative expenses. See "Net sales," "Gross profit" and "Selling and administrative expenses."

INTEREST EXPENSE, NET. Net interest expense decreased from $171,000 for the three months ended June 30, 1996 to $124,000 for the three months ended June 30, 1997. The decrease in interest expense was due to a decrease in borrowings under the

Company's lines of credit during the second quarter of 1997. The Company was able to decrease its borrowings under its lines of credit in 1997 as a result of the proceeds received from the initial public offering completed in March 1997.

NET INCOME. Net income increased from $448,000 for the three months ended June 30, 1996 to $488,000 for the three months ended June 30, 1997, an increase of $40,000 or 8.9%. This increase was attributable to the increase in net sales and gross profit, offset by the increase in the selling and administrative expenses. See "Net sales," "Gross profit" and "Selling and administrative expenses."

The following table sets forth certain information relating to the Company's operations for the six months ended June 30, 1996 and 1997 (dollars in thousands):


                                         1996               1997
                                       RESTATED           RESTATED
                                  -----------------  -------------------

   Distributed services and
     inventory sales              $10,650      91.6%  $18,566    96.6%
   Net sales on consignment and
     marketing agreements             973       8.4       662     3.4
                                  -------   -------   -------   -------
   Net sales                       11,623     100.0    19,228   100.0

   Cost of sales                    8,764      75.4    14,809    77.0
                                  -------   -------   -------   -------
          Gross profit              2,859      24.6     4,419    23.0

   Selling and administrative
     expenses                       2,531      21.8     3,065    16.0
                                   -------   -------   -------   -------
   Income from operations             328       2.8     1,354     7.0

   Interest expense, net              325       2.8       286     1.5
   Other income                        12       0.1        -       -
   Provision for income taxes          -         -        253     1.3
                                  -------   -------   -------   -------
   Net income                      $   15    0.1%     $   815     4.2%
                                  -------   -------   -------   -------
                                  -------   -------   -------   -------


NET DISTRIBUTED SERVICES AND INVENTORY SALES. Net distributed services represents sales of aircraft parts purchased at the point of sale through outside parties. Inventory sales represent sales of the Company's owned inventory. Net distributed services and inventory sales increased from $10.7 million for the six months ended June 30, 1996 to $18.6 million for the six months ended June 30, 1997, an increase of $7.9 million or 73.8%. This increase was primarily the result of the additional capital availability in March 1997 from the initial public offering of 1,380,000 shares. This new capital allowed the Company to react more quickly to order requests and the ability to locate and purchase the parts needed to fulfill these orders. In addition, the Company's availability of aircraft parts as a result of the bulk inventory purchases received during 1996 and during the first two quarters of 1997, the general growth in the industry, the emphasis on broadening relationships with existing domestic customers, and the development of both new domestic and international customers. The Company also had several large transactions during the first two quarters of 1997 that contributed approximately $2.8 million of distributed services and inventory sales.

Sales from distributed services represented approximately 94.8% and 86.8% of total distributed services and inventory sales for the six months ended June 30, 1996 and 1997, respectively. Sales of Company-owned inventory represented approximately 5.2% and 13.2% of total distributed services and inventory sales for the six months ended June 30, 1996 and 1997, respectively. The increase in the percentage of the sales of Company-owned inventory was primarily due to the bulk inventory purchases received during 1996 and during the first two quarters of 1997 and due to the sale of a single engine being sold for $900,000 and another part that was sold for $250,000 from Company-owned inventory during the second quarter of 1997.

NET SALES ON CONSIGNMENT AND MARKETING AGREEMENTS. Net sales on consignment and marketing agreements represent total revenue, including commissions, related to sales of inventory held on consignment and sales of inventory obtained through marketing agreements. Net sales on consignment and marketing agreements decreased from $973,000 million for the six months ended June 30, 1996 to $662,000 for the six months ended June 30, 1997, a decrease of $311,000 or 32.0%. This decrease was primarily due to a decrease in the number of consignment and marketing agreements the Company had entered into during the first two quarters of 1997.

NET SALES. Net sales increased from $11.6 million for the six months ended June 30, 1996 to $19.2 million for the six months ended June 30, 1997, an increase of $7.6 million or 65.5%. This increase has been discussed above in the net distributed services and inventory sales, offset by the decrease in net sales on consignment and marketing agreements. See "Net distributed services and inventory sales" and "Net sales on consignment and marketing agreements."

COST OF SALES. Cost of sales increased from $8.8 million for the six months ended June 30, 1996 to $14.8 million for the six months ended June 30, 1997, an increase of $6.0 million or 68.2%. This increase was primarily attributable to the increase in net sales.

GROSS PROFIT. Gross profit increased from $2.9 million for the six months ended June 30, 1996 to $4.4 million for the six months ended June 30, 1997, an increase of $1.5 million or 51.7%. This increase was a result of the increase in net sales. Gross profit margin slightly decreased from 24.6% for the six months ended June 30, 1996 to 23.0% for the six months ended June 30, 1997. The decrease in gross profit margin was primarily attributable to some high margin sales received in the 1996 period.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of management compensation, commission expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses increased from $2.5 million for the six months ended June 30, 1996 to $3.1 million for the six months ended June 30, 1997, an increase of $600,000 or 24.0%. This increase was principally due to higher personnel costs necessary to respond to the Company's growth, including salaries, taxes, insurance and commission expenses. As a percentage of net sales, selling and administrative expenses decreased from 21.8% for the six months ended June 30, 1996 to 16.0% for the six months ended June 30, 1997. The decrease as a percentage of net sales was primarily due to management effectively controlling administrative expenses.

INCOME FROM OPERATIONS. As a result of the above factors, income from operations for the six months ended June 30, 1997 increased $1.0 million compared to the six months ended June 30, 1996. The increase primarily reflects higher net sales and gross profit realized during the first two quarters of 1997. See "Net Sales" and "Gross profit."

INTEREST EXPENSES, NET. Net interest expense decreased from $325,000 for the six months ended June 30, 1996 to $286,000 for the six months ended June 30, 1997. The decrease in interest expense was due to a decrease in borrowings under the Company's lines of credit during the first two quarters of 1997. The Company was able to decrease its borrowings under its lines of credit in 1997 as a result of the proceeds received from the initial public offering completed in March 1997.

NET INCOME. Net income increased from $15,000 for the six months ended June 30, 1996 to $815,000 for the six months ended June 30, 1997, an increase of $800,000. This increase was attributable to the increase in net sales and gross profit, somewhat offset by higher selling and administrative expenses. See "Net sales," "Gross profit," and "Selling and administrative expenses."

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

The Company's line of credit provides working capital of up to $15.0 million with interest at the greater of prime plus 1.0 percent or the weighted average of the rates on overnight Federal funds plus 1.5 percent subject to an availability calculation based on the eligible borrowing base. The eligible borrowing base includes certain receivables and inventories of the Company. The $15.0 million line of credit matures on June 24, 2000. Events of default under the line of credit include various events of default customary for such type of agreement, such as failure to pay scheduled payments when due, failure to pay taxes when due (unless contested in good faith), cross defaults on other indebtedness or material contracts, the breach of any representation or warranty by the Company, any change in the Company's condition that the Lender believes impairs the collateral for the Credit Facility or the ability of the Company to perform its obligations, certain events of bankruptcy, insolvency or reorganization, engaging in certain sales of assets and if the lender deems itself in good faith insecure or unsafe or fears diminution in value, removal or waste of the collateral for the line of credit. In addition, the line of credit includes events of default for the Company including any merger, consolidation or sale of substantially all of the property or assets of the Company and any change in the management of the Company whereby Mr. Osamah Bakhit is no longer the Chief Executive Officer of the Company.

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

The Company's long-term debt consists of the following: (i) note payable of $3.9 million at June 30, 1997 to a financial institution, due in monthly installments of $166,250 (principal and interest) to August 1999 with an interest rate of 9.5 percent; (ii) note payable of $929,000 at June 30, 1997 to a financial institution, secured by a building, due in adjustable monthly installments of $8,382 (principal and interest) to May 1999, with a balloon payment due May 1999 and interest at Moody's A Bond Index (8.0% at December 30,
1996) plus .125 percent; (iii) note payable of $1.5 million at June 30, 1997 to a corporation, secured by specific inventory, due in monthly installments of $128,194 (principal and interest) to May 2000, with an imputed interest rate of
9.5 percent; (iv) other long-term debt of approximately $9,700.

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

On April 16, 1997, the Company entered into an agreement to lease approximately 33,000 square feet of office and warehouse space located in Lake Forest, California. Additionally, the Company has entered into an agreement to sell the building presently owned. The sale closed in December 1997. Net proceeds resulting from the sale were used to offset the costs associated with relocation and improvements to the new leased facility.

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


     **3.3 Amendment to Amended and Restated Certificate of Incorporation of the Reistrant

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

    **10.5 Revolving Credit Facility, dated August 22, 1996, by and between
            Aviation Distributors Incorporated and Far East National Bank.

    **10.6 Employment Agreement, dated as of July 16, 1996, by and between Osamah S. Bakhit and Aviation Distributors Incorporated

    **10.7 Employment Agreement, dated as of July 16, 1996, by and between Mark W. Ashton and Aviation Distributors Incorporated

    **10.8 Employment Agreement, dated as of July 16, 1996, by and between Jeffrey G. Ward and Aviation Distributors Incorporated

    **10.9 Commercial Lease, dated June 11, 1996, by and between Francis De
            Leone and Aviation Distributors, Inc

   **10.10 Lease Agreement, dated January 1, 1996, by and between Ian and
            Robert Burton Limited and Aviation Distributors (Europe) Limited

   **10.11 Revolving Credit Facility, dated August 30, 1996, by and between
            Aviation Distributors Incorporated and Far East National Bank

   **10.12 Non-Revolving Credit Facility, dated August 22, 1996, by and between Aviation Distributors, Incorporated and Far East National Bank

   **10.13 Amended and Restated Employment Agreement, dated as of July 16,
            1996, by and between Osamah S. Bakhit and Aviation Distributors Incorporated

   **10.14 Amended and Restated Promissory Note from Osmah S. Bakhit to
            Aviation Distributors, Inc., dated as of December 30, 1995

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

   **10.17 Promissory Note between Aviation Distributors, Inc. and Mark W.
            Ashton, dated January 28, 1997

   **10.18 Promissory Note between Aviation Distributors, Inc. and Osamah S.
            Bakhit, dated January 28, 1997

   **10.19 Promissory Note between Aviation Distributors, Inc. and Jim
            Goulet, dated January 28, 1997

   **10.20 Promissory Note between Aviation Distributors, Inc. and Steve
            Hayer, dated January 28, 1997

   **10.21 Promissory Note betwen Aviation Distributors, Inc. and Elizabeth
            Morgan, dated January 28, 1997

   **10.22 Promissory Note between Aviation Distributors, Inc., and Magda
            Reichenberg, dated January 28, 1997

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

   **10.32 Amendment to Promissory Note between Aviation Distributors, Inc.
            and Jeffrey G. Ward, dated February 3, 1997.

  **10.33  Promissory Note between Aviation Distributors, Inc. and Osamah S.
            Bakhit, dated December 30, 1996.

 ***10.34  Acknowledgement of Receipts of Settlement Funds by and among
            Compania Mexicana de Aviacion, S.A. de C.V., ADI Consignment Sales, Inc., Aviation Distributors, Inc. and Osamah S. Bakhit

           *        Filed herewith

           **      Incorporated by reference to the exhibits with the
                    corresponding exhibit numbers in the Registration Statements on Form SB-2 previously filed by the Registrant (File No. 333-8061).

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



Date     June 19, 1998                  AVIATION DISTRIBUTORS, INC.
     ------------------------------

                                        By: /SS/ Kenneth A. Lipinski
                                           ----------------------------
                                             Ken Lipinski
                                             Chief Operating Officer


                                        By: /SS/ Gary L. Joslin
                                           ----------------------------
                                             Gary Joslin
                                             Chief Financial Officer and
                                             Vice President of Finance