Form 10QSB
period 1997-09-30
AVIATION DISTRIBUTORS INC
filed 1998-06-19
CIK 1018645

        As filed with the Securities and Exchange Commission on June 19, 1998

                                                      Registration No. 333-8061

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      ---------

                                     FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                               ------------------------------------------------

                                          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT 1934

For the transition period from                      to
                               ---------------------  ---------------------

                            Commission file number 0-29028
                                                   -------

                             Aviation Distributors, Inc.
         -------------------------------------------------------------------
                (Exact Name of Registrant as Specified in Its Charter)

               Delaware                            33-0715685
       -----------------------------------------------------------------------
       (State or Other Jurisdiction of     (I.R.S. employer Identification No.)
     Incorporation or Organization)

      One Capital Drive  Lake Forest, California                 92630
       -----------------------------------------------------------------------
     (Address of Principal Executive Offices)                  (Zip Code)

     Registrant's Telephone Number, Including Area Code     (949) 586-7558
                                                         ------------------

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

                             AVIATION DISTRIBUTORS, INC.
                             CONSOLIDATED BALANCE SHEETS


                                                                 DECEMBER 31,      SEPTEMBER 30,
                                                                  RESTATED
                                                                    1996               1997
                                                                    ----               ----
                          ASSETS                                                   (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . .     $      16,985      $     213,640
  Restricted cash   . . . . . . . . . . . . . . . . . . .            63,458          1,110,261
  Accounts receivable, net of allowance for
   doubtful accounts of $410,500 at December 31,
   1996 and $346,316 at September 30, 1997,
   respectively . . . . . . . . . . . . . . . . . . . . .         4,390,479          7,161,765
  Other receivables . . . . . . . . . . . . . . . . . . .            66,272            143,304
  Inventories, net of reserve . . . . . . . . . . . . . .         2,866,756          8,368,846
  Prepaid expenses  . . . . . . . . . . . . . . . . . . .            69,724            458,612
  Current portion of notes receivable . . . . . . . . . .         1,615,528          1,654,201
  Notes receivable from founder . . . . . . . . . . . . .           408,718            408,718
  Deferred tax asset  . . . . . . . . . . . . . . . . . .           386,000            410,919
                                                              -------------      -------------
       Total current assets . . . . . . . . . . . . . . .         9,883,920         19,930,266
                                                              -------------      -------------
PROPERTY AND EQUIPMENT. . . . . . . . . . . . . . . . . .         1,784,853          1,963,190
  Less - accumulated depreciation . . . . . . . . . . . .           278,686            393,247
                                                              -------------      -------------
                                                                  1,506,167          1,569,943
                                                              -------------      -------------
Notes receivable, net of current portion. . . . . . . . .         3,056,855          1,819,158
Other assets  . . . . . . . . . . . . . . . . . . . . . .           167,797             29,513
                                                              -------------      -------------
                                                                  3,224,652          1,848,671
                                                              -------------      -------------
                                                              $  14,614,739      $  23,348,880
                                                              -------------      -------------
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Checks issued not yet presented for payment . . . . . .     $     530,440      $     867,152
  Accounts payable  . . . . . . . . . . . . . . . . . . .         2,844,798          3,525,531
  Accrued liabilities . . . . . . . . . . . . . . . . . .           377,044            674,466
  Lines of credit . . . . . . . . . . . . . . . . . . . .         5,583,475          6,070,748
  Income taxes payable  . . . . . . . . . . . . . . . . .               -              103,000
  Current portion of long-term debt . . . . . . . . . . .         3,066,540          3,516,599
  Current portion of capital lease obligations  . . . . .            18,867             18,890
                                                              -------------      -------------
       Total current liabilities  . . . . . . . . . . . .        12,421,164         14,776,386
                                                              -------------      -------------
Long-term debt, net of current portion  . . . . . . . . .         3,985,205          4,304,751
                                                              -------------      -------------
Capital lease obligations, net of current portion . . . .            34,372             19,911
                                                              -------------      -------------
Deferred tax liability . . . . . . . . . . . . . . . . . .           86,000             86,000
                                                              -------------      -------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value of $.01, 3,000,000
   shares authorized; none issued and outstanding  . . . .              -                  -
  Common stock, par value of $.01, 10,000,000
   shares authorized; 3,165,000 shares issued
   and outstanding at December 31, 1996 and
   September 30, 1997 . . . . . . . . . . . . . . . . . .            17,850             31,650
  Additional paid in capital  . . . . . . . . . . . . . .           389,150          5,658,099
  Accumulated deficit . . . . . . . . . . . . . . . . . .        (2,319,002)        (1,527,917)
                                                              -------------      -------------
       Total stockholders' equity (deficit) . . . . . . .        (1,912,002)         4,161,832
                                                              -------------      -------------
                                                              $  14,614,739      $  23,348,880
                                                              -------------      -------------
                                                              -------------      -------------

The accompanying notes are an integral part of these consolidated balance sheets.

                             AVIATION DISTRIBUTORS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------       -------------------------------

                                                           (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
                                                              1996                1997                 1996               1997
                                                              ----                ----                 ----               ----
NET DISTRIBUTED SERVICES AND INVENTORY SALES. . .         $  5,063,772       $  11,588,102       $  15,713,994      $   30,154,373
NET SALES ON CONSIGNMENT AND
 MARKETING AGREEMENTS . . . . . . . . . . . . . .              264,316             259,760           1,237,371             921,812
                                                         --------------      --------------      --------------     --------------

TOTAL NET SALES . . . . . . . . . . . . . . . . .            5,328,088          11,847,862          16,951,365          31,076,185
COST OF SALES . . . . . . . . . . . . . . . . . .            3,838,488           9,418,897          12,602,320          24,227,903
                                                         --------------      --------------      --------------     --------------

  Gross profit  . . . . . . . . . . . . . . . . .            1,489,600           2,428,965           4,349,045           6,848,282
SELLING AND ADMINISTRATIVE EXPENSES . . . . . . .            1,302,455           1,871,718           3,834,149           4,936,573
NONRECURRING EXPENSES . . . . . . . . . . . . . .                  -               339,804                 -               339,804
LEGAL SETTLEMENT EXPENSES . . . . . . . . . . . .            1,275,000                 -             1,275,000                 -
                                                         --------------      --------------      --------------     --------------

  Income (loss) from operations . . . . . . . .             (1,087,855)            217,443            (760,104)          1,571,905
OTHER (EXPENSES) INCOME:
  Interest expense  . . . . . . . . . . . . . .               (313,955)           (354,809)           (937,777)           (863,681)
  Interest income . . . . . . . . . . . . . . .                133,819             111,992             433,161             333,629
  Other income  . . . . . . . . . . . . . . . . .                  -                 1,781              11,730               2,232
                                                         --------------      --------------      --------------     --------------
  Income (loss) before provision for
  (benefit from) income taxes  . . . . . . . . .            (1,267,991)            (23,593)         (1,252,990)          1,044,085
PROVISION (BENEFIT) FOR INCOME TAXES  . . . . . .             (188,000)                -              (188,000)            253,000
                                                         --------------      --------------      --------------     --------------

  NET INCOME (LOSS) . . . . . . . . . . . . . . .         $ (1,079,991)      $     (23,593)      $  (1,064,990)     $      791,085
                                                         --------------      --------------      --------------     --------------
                                                         --------------      --------------      --------------     --------------



Primary and fully diluted net
  income (loss) per share . . . . . . . . . . . .        $       (0.61)      $       (0.01)      $       (0.60)     $         0.28
                                                         --------------      --------------      --------------     --------------
                                                         --------------      --------------      --------------     --------------
Weighted average shares outstanding . . . . . . .            1,785,000           3,165,000           1,785,000           2,824,000
                                                         --------------      --------------      --------------     --------------
                                                         --------------      --------------      --------------     --------------


 The accompanying notes are an integral part of these consolidated statements.

                           AVIATION DISTRIBUTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                               -------------------------------
                                                                               RESTATED
                                                                                 1996                1997
                                                                                 ----                ----
                                                                              (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .      $  (1,064,990)      $     791,085
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Extraordinary item - gain on early extinguishment of debt . . . . . .              -                   -
    Principal payments on note receivable . . . . . . . . . . . . . . . .        1,091,691           1,199,024
    Borrowings on notes payable related to inventory purchases. . . . . .        1,250,508           4,104,753
    Principal payments on notes payable
      related to inventory purchases  . . . . . . . . . . . . . . . . . .       (1,710,691)         (2,116,616)
    Reduction in amount due on notes payable
      related to inventory purchases  . . . . . . . . . . . . . . . . . .         (258,602)           (374,577)
    Legal settlement  . . . . . . . . . . . . . . . . . . . . . . . . . .              -               (80,000)
    Principal payments on note payable
      related to legal settlement . . . . . . . . . . . . . . . . . . . .              -              (820,000)
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . .          149,412             166,837
    Changes in assets and liabilities:
         Accounts receivable, net   . . . . . . . . . . . . . . . . . . .         (479,147)         (2,771,286)
         Other receivables  . . . . . . . . . . . . . . . . . . . . . . .         (279,540)            (77,032)
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .         (550,479)         (5,502,090)
         Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .          (60,895)           (388,888)
         Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . .          (17,174)            (24,919)
         Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .         (110,487)            138,284
         Checks issued not yet presented for payment. . . . . . . . . . .         (367,058)            336,712
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .         (331,768)            680,733
         Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . .        1,028,947             297,422
         Income taxes payable . . . . . . . . . . . . . . . . . . . . . .           65,000             103,000
         Deferred tax liability . . . . . . . . . . . . . . . . . . . . .          (28,192)                -
                                                                             -------------       -------------

                Net cash used in operating activities . . . . . . . . . .       (1,673,465)         (4,337,558)
                                                                             -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment . . . . . . . . . . . . . . . . .            (102,927)           (178,337)
 Decrease in restricted cash . . . . . . . . . . . . . . . . . . . . .             237,565          (1,046,803)
                                                                             -------------       -------------

               Net cash provided by (used in) investing activities . .             134,638          (1,225,140)
                                                                             -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on lines of credit . . . . . . . . . . . . . . . . . . . .          16,445,394          32,904,057
 Principal payments on lines of credit . . . . . . . . . . . . . . . .         (15,698,840)        (32,416,784)
 Borrowings on long-term debt  . . . . . . . . . . . . . . . . . . . .                 -               519,800
 Principal payments of long-term debt  . . . . . . . . . . . . . . . .             (49,717)           (516,031)
 Principal payments of capital lease obligations . . . . . . . . . . .             (19,224)            (14,438)
 Net proceeds from initial public offering . . . . . . . . . . . . . .                 -             5,282,749
                                                                             -------------       -------------

               Net cash provided by financing activities . . . . . . .             677,613           5,759,353
                                                                             -------------       -------------

Net increase (decrease) in cash and cash equivalents . . . . . . . . .            (861,214)            196,655
Cash and cash equivalents at beginning of period . . . . . . . . . . .             867,721              16,985
                                                                             -------------       -------------

Cash and cash equivalents at end of period . . . . . . . . . . . . . .       $       6,507       $     213,640
                                                                             -------------       -------------
                                                                             -------------       -------------

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the period for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     906,852       $     926,747
                                                                             -------------       -------------
                                                                             -------------       -------------
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      20,000       $     375,000
                                                                             -------------       -------------
                                                                             -------------       -------------


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

 INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month periods ended September 30, 1997 and 1996. The results of operations and cash flows for the nine month period ended September 30, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1997.

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

 IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS # 128 "Earnings Per Share. " The statement requires, at a minimum, new calculations of earnings per share and disclosures. The Company has reviewed the provisions of SFAS No. 128 and has determined that adoption of this pronouncement will have no material effect on the Company's reporting of its results of operations.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS # 130 "Reporting Comprehensive Income. " The statement requires a separate reporting of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. The statement is effective for fiscal years beginning after December 15, 1997. Management does not expect the adoption of this statement to have a material effect on the Company's reporting of its results of operations.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS # 131 "Disclosures About Segments of an Enterprise and Related Information. " The statement requires a disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It also requires geographic data by country, as opposed to broader geographic regions permitted under current standards. The statement is effective for fiscal years beginning after December 15, 1997. Management does not expect the adoption of this statement to have a material effect on the Company's reporting of its results of operations.


NOTE 2 - CLASS ACTION LAWSUITS AND GOVERNMENT INVESTIGATIONS:


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

The following table sets forth certain information relating to the Company's operations for the three months ended September 30, 1996 and 1997 (dollars in thousands):


                                                                           1996                                     1997
                                                                --------------------------             ---------------------------
   Net distributed services and inventory sales                 $5,064                95.0%            $11,588                97.8%
   Net sales on consignment and marketing
     agreements                                                    264                 5.0                 260                 2.2
                                                                ------              ------             -------              ------

   Net sales                                                     5,328               100.0              11,848               100.0
   Cost of sales                                                 3,838                72.0               9,419                79.5
                                                                ------              ------             -------              ------

      Gross profit                                               1,490                28.0               2,429                20.5
   Selling and administrative expenses                           1,303                24.5               1,872                15.8
   Nonrecurring expenses                                           -                   -                   340                 2.9
   Legal settlement expense                                      1,275                23.9                 -                   -
                                                                ------              ------             -------              ------

   Income (loss) from operations                                (1,088)              (20.4)                217                 1.8
   Interest expense, net                                           180                 3.4                 243                 2.0
   Other income                                                    -                   -                     2                 -
   Provision (benefit)for income taxes                            (188)               (3.5)                -                   -
                                                                ------              ------             -------              ------
   Net loss                                                    $(1,080)              (20.3)%              $(24)               (0.2)%
                                                                ------              ------             -------              ------
                                                                ------              ------             -------              ------



NET DISTRIBUTED SERVICES AND INVENTORY SALES. Net distributed services represents sales of aircraft parts purchased at the point of sale through outside parties. Inventory sales represent sales of the Company's owned inventory. Net distributed services and inventory sales increased from $5.1 million for the three months ended September 30, 1996 to $11.6 million for the three months ended September 30, 1997, an increase of $6.5 million or 127.5%. This increase was primarily the result of the additional capital availability in March 1997 from the initial public offering of 1,380,000 shares. This new capital allowed the Company to react more quickly to order requests and the ability to locate and purchase the parts needed to fulfill these orders. In addition, the increase in net distributed sales and inventory sales resulted from the Company's increase in their availability of aircraft parts as a result of the bulk inventory purchases received during 1996 and during the first three quarters of 1997, the general growth in the industry, the emphasis on broadening relationships with existing domestic customers, and the development of both new domestic and international customers. The Company also had several large transactions during the third quarter of 1997 that contributed approximately $3.9 million of inventory sales.

Sales from distributed services represented approximately 91.5% and 72.9% of total distributed services and inventory sales for the three months ended September 30, 1996 and 1997, respectively. Sales of Company-owned inventory represented approximately 8.5% and 27.1% of total distributed services and inventory sales for the three months ended September 30, 1996 and 1997, respectively. The increase in the percentage of the sales of Company-owned inventory was primarily due to the bulk inventory purchases received during 1996 and during the first three quarters of 1997 and due to the sale of a single engine being sold for $930,000 and two other parts that were sold for approximately $800,00 from Company-owned inventory during the third quarter of 1997.

NET SALES ON CONSIGNMENT AND MARKETING AGREEMENTS. Net sales on consignment and marketing agreements represent total revenue, including commissions, related to sales of inventory held on consignment and sales of inventory obtained through marketing agreements. Net sales on consignment and marketing agreements remained relatively flat.

NET SALES. Net sales increased from $5.3 million for the three months ended September 30, 1996 to $11.8 million for the three months ended September 30, 1997, an increase of $6.5 million or 122.6%. This increase has been discussed above in the net distributed services and inventory sales. See "Net distributed services and inventory sales. "

COST OF SALES. Cost of sales increased from $3.8 million for the three months ended September 30, 1996 to $9.4 million for the three months ended September 30, 1997, an increase of $5.6 million or 147.4%. This increase was primarily attributable to the increase in net sales.

GROSS PROFIT. Gross profit increased from $1.5 million for the three months ended September 30, 1996 to $2.4 million for the three months ended September 30, 1997, an increase of $900,000 or 60.0%. This increase was a result of the increase in net sales. Gross profit margin decreased from 28.0% for the three months ended September 30, 1996 to 20.5% for the three months ended September 30, 1997. The decrease in gross profit margin was primarily attributable to a sale of an engine for approximately $2.5 million with a 7.0% margin in the 1997 period.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of management compensation, commission expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses increased from $1.3 million for the three months ended September 30, 1996 to $1.9 million for the three months ended September 30, 1997, an increase of $600,000 or 46.2%. This increase was principally due to higher personnel costs necessary to respond to the Company's growth, including salaries, taxes, insurance and commission expenses. As a percentage of net sales, selling and administrative expenses decreased from 24.5% for the 1996 period to 15.8% for the 1997 period, primarily due to economies of scale achieved because of higher sales.

NON RECURRING EXPENSES. In third quarter of 1997 the Company incurred $340,000 of expenses related to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements and investigations by a Federal grand jury and the Securities and Exchange Commission. See "Item 5 - Withdrawal of Reports on Financial Statements; Resignation of Auditor". These expenses primarily consist of legal, accounting and consulting fees.

LEGAL SETTLEMENT EXPENSE. A legal settlement expense was recorded in the third quarter of 1996 due to settlement negotiations relating to an action that was brought against the Company, its wholly owned subsidiary, ADI Consignment Sales, Inc. ("ADICSI"), and Mr. Bakhit in February 1996. The action arose out of a consignment agreement between ADICSI and the customer whereby ADICSI agreed to hold certain aircraft parts inventory of such customer on consignment for sale. The complaint generally alleged causes of action arising out of breach of contract and fraud. All of the claims asserted in the lawsuit by the customer were dismissed pursuant to a settlement agreement executed in November 1996 by all of the parties to the litigation. In August 1996, the Company made a partial settlement payment to the customer of $166,000, which was accrued during December 1995 in accounts payable for aircraft parts purchased during 1995 under the contract. Although the Company believed it had meritorious defenses to this dispute, counsel advised the Company that final judicial resolution of such matter could take several years. Consequently, in order to prevent future strain on the Company's financial and human resources necessary to defend this dispute, to avoid the uncertainties associated with litigation generally and to pursue the Company's initial public offering in a timely manner, the Company made a strategic business decision to resolve this dispute and in November 1996 entered into a settlement agreement with such customer, pursuant to which the Company paid $1.2 million. The Company incurred approximately $75,000 of legal expenses related to this contract dispute as of September 30, 1996.

INCOME (LOSS) FROM OPERATIONS. The Company incurred a loss from operations of $1.1 million for the three months ended September 30, 1996 due to the legal settlement discussed above. Income from operations for the three months ended September 30, 1996, excluding the legal settlement expense, would have been $187,000. Income from operations for the three months ended September 30, 1997, excluding the nonrecurring expenses, would have been $557,000, an increase of $370,000. The increase was due to the increase in gross profit, offset by the increase in selling and administrative expenses. See "Gross profit, " "Selling and administrative expenses," "Non recurring expenses" and "Legal settlement expense."

INTEREST EXPENSE, NET. Net interest expense increased from $180,000 for the three months ended September 30, 1996 to $243,000 for the three months ended September 30, 1997. The increase in interest expense was due to an increase in borrowings under the Company's lines of credit and notes to corporations during the third quarter of 1997. The Company increased its borrowings in order to meet the demands from the growth of the Company's net sales.

NET LOSS. Net loss decreased from $1.1 million for the three months ended September 30, 1996 to $24,000 for the three months ended September 30, 1997, a decrease of $1.0 million. This decrease was attributable to the increase in net sales and gross profit, offset by the increase in the selling and administrative expenses and changes in non recurring expenses and legal settlement expense.
See "Net sales," "Gross profit", "Selling and administrative expenses.", "Nonrecurring expenses" and "Legal settlement expense."

The following table sets forth certain information relating to the Company's operations for the nine months ended September 30, 1996 and 1997 (dollars in thousands):


                                                                  1996                                    1997
                                                     ---------------------------             ----------------------------
   Distributed services and
   inventory sales                                   $15,714               92.7%             $30,154               97.0%
   Net sales on consignment and
     marketing agreements                              1,237                 7.3                 922                3.0
                                                     --------             --------           --------           --------
   Net sales                                          16,951               100.0              31,076              100.0
   Cost of sales                                      12,602                74.4              24,228               78.0
                                                     --------             --------           --------           --------
          Gross profit                                 4,349                25.6               6,848               22.0
   Selling and administrative expenses                 3,834                22.6               4,936               15.9
   Nonrecurring expenses                                 -                   -                   340                1.1
   Legal settlement expense                            1,275                 7.5                 -                  -
                                                     --------             --------           --------           --------

   Income  (loss) from operations                       (760)               (4.5)              1,572                5.0
   Interest expense, net                                 505                 3.0                 530                1.7
   Other income                                           12                 0.1                   2                -
   Provision (benefit) for income taxes                 (188)               (1.1)                253                0.8
                                                     --------             --------           --------           --------
   Net income (loss)                                 $(1,065)               (6.3)%           $   791                2.5%
                                                     --------             --------           --------           --------
                                                     --------             --------           --------           --------



NET DISTRIBUTED SERVICES AND INVENTORY SALES. Net distributed services represents sales of aircraft parts purchased at the point of sale through outside parties. Inventory sales represent sales of the Company's owned inventory. Net distributed services and inventory sales increased from $15.7 million for the nine months ended September 30, 1996 to $30.2 million for the nine months ended September 30, 1997, an increase of $14.5 million or 92.4%. This increase was primarily the result of the additional capital availability in March 1997 from the initial public offering of 1,380,000 shares. This new capital allowed the Company to react more quickly to order requests and the ability to locate and purchase the parts needed to fulfill these orders. In addition, the increase in net distributed sales and inventory sales resulted from the Company's increase in their availability of aircraft parts as a result of the bulk inventory purchases received during 1996 and during the first three quarters of 1997, the general growth in the industry, the emphasis on broadening relationships with existing domestic customers, and the development of both new domestic and international customers. The Company also had several large transactions during the first three quarters of 1997 that contributed approximately $6.6 million of distributed services and inventory sales.

Sales from distributed services represented approximately 93.8% and 81.5% of total distributed services and inventory sales for the nine months ended September 30, 1996 and 1997, respectively. Sales of Company-owned inventory represented approximately 6.2% and 18.5% of total distributed services and inventory sales for the nine months ended September 30, 1996 and 1997, respectively. The increase in the percentage of the sales of Company-owned inventory was primarily due to the bulk inventory purchases received during 1996 and during the first three quarters of 1997. The increase was also due to large sales including two engines for approximately $900,000 each and another three sales for a total of approximately $1.0 million from Company-owned inventory during the first three quarters of 1997.

NET SALES ON CONSIGNMENT AND MARKETING AGREEMENTS. Net sales on consignment and marketing agreements represent total revenue, including commissions, related to sales of inventory held on consignment and sales of inventory obtained through marketing agreements. Net sales on consignment and marketing agreements decreased from $1.2 million for the nine months ended September 30, 1996 to $922,000 for the nine months ended September 30, 1997, a decrease of $278,000 or 23.2%. This decrease was primarily due to a decrease in the number of consignment and marketing agreements the Company had entered into during the first two quarters of 1997.

NET SALES. Net sales increased from $17.0 million for the nine months ended September 30, 1996 to $31.1 million for the nine months ended September 30, 1997, an increase of $14.1 million or 82.9%. This increase has been discussed above in the net distributed services and inventory sales, offset by the decrease in net sales on consignment and marketing agreements. See "Net distributed services and inventory sales" and "Net sales on consignment and marketing agreements. "

COST OF SALES. Cost of sales increased from $12.6 million for the nine months ended September 30, 1996 to $24.2 million for the nine months ended September 30, 1997, an increase of $11.6 million or 92.1%. This increase was primarily attributable to the increase in net sales.

GROSS PROFIT. Gross profit increased from $4.3 million for the nine months ended September 30, 1996 to $6.8 million for the nine months ended September 30, 1997, an increase of $2.5 million or 58.1%. This increase was a result of the increase in net sales. Gross profit margin decreased from 25.6% for the nine months ended September 30, 1996 to 22.0% for the nine months ended September 30, 1997. The decrease in gross profit margin was primarily attributable to some high margin sales received in the 1996 period and a sale of an engine for approximately $2.5 million with a 7.0% margin in the 1997 period.



SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of management compensation, commission expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses increased from $3.8 million for the nine months ended September 30, 1996 to $4.9 million for the nine months ended September 30, 1997, an increase of $1.1 million or 28.9%. This increase was principally due to higher personnel costs necessary to respond to the Company's growth, including salaries, taxes, insurance and commission expenses. As a percentage of net sales, selling and administrative expenses decreased from 22.6% for the nine months ended September 30, 1996 to 15.9% for the nine months ended September 30, 1997. The decrease as a percentage of net sales was primarily due to economies of scale achieved because of higher sales.

NON RECURRING EXPENSES. In the third quarter of 1997 the Company incurred $340,000 of expenses related to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements and investigations by a Federal grand jury and the Securities and Exchange Commission. See "Item 5 - Withdrawal of Reports on Financial Statements; Resignation of Auditor". These expenses primarily consist of legal, accounting and consulting fees.

LEGAL SETTLEMENT EXPENSE. A legal settlement expense was recorded in the third quarter of 1996 due to settlement negotiations relating to an action that was brought against the Company, its wholly owned subsidiary, ADI Consignment Sales, Inc. ("ADICSI"), and Mr. Bakhit in February 1996. The action arose out of a consignment agreement between ADICSI and the customer whereby ADICSI agreed to hold certain aircraft parts inventory of such customer on consignment for sale. The complaint generally alleged causes of action arising out of breach of contract and fraud. All of the claims asserted in the lawsuit by the customer were dismissed pursuant to a settlement agreement executed in November 1996 by all of the parties to the litigation. In August 1996, the Company made a partial settlement payment to the customer of $166,000, which was accrued during December 1995 in accounts payable for aircraft parts purchased during 1995 under the contract. Although the Company believed it had meritorious defenses to this dispute, counsel advised the Company that final judicial resolution of such matter could take several years. Consequently, in order to prevent future strain on the Company's financial and human resources necessary to defend this dispute, to avoid the uncertainties associated with litigation generally and to pursue the Company's initial public offering in a timely manner, the Company made a strategic business decision to resolve this dispute and in November 1996 entered into a settlement agreement with such customer, pursuant to which the Company paid $1.2 million. The Company incurred approximately $75,000 of legal expenses related to this contract dispute as of September 30, 1996.


INCOME (LOSS) FROM OPERATIONS. The Company incurred a loss from operations of $760,000 for the nine months ended September 30, 1996 due to the legal settlement discussed above. Income from operations for the nine months ended September 30, 1996, excluding the legal settlement expense, would have been $515,000. Income from operations for the nine months ended September 30, 1997, excluding the non recurring expenses, would have been $1.9 million, an increase of $1.3 million. The increase was due to the increase in gross profit, offset by the increase in selling and administrative expenses. See "Gross profit, " "Selling and administrative expenses, "Non recurring expenses" and "Legal settlement expense. "

INTEREST EXPENSES, NET. Net interest expense remained constant for the nine months ended September 30, 1996 and 1997. The Company had a decrease in borrowings under the lines of credit during the first two quarters of 1997 as a result of the proceeds received from the initial public offering completed in March 1997. In the third quarter the Company increased its borrowings in order to meet the demands from the growth of the Company's net sales.

NET INCOME (LOSS). Net income (loss) increased from a loss of $1.1 million for the nine months ended September 30, 1996 to $791,000 of income for the nine months ended September 30, 1997, an increase of $1.9 million. This increase was attributable to the increase in net sales and gross profit, somewhat offset by higher selling and administrative expenses. See "Net sales," "Gross profit," and "Selling and administrative expenses."

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

The Company was not in compliance with certain of its debt covenants at September 30, 1997. There is no assurance that the financial institution will not require repayment of all debt and/or terminate the line of credit.

The Company's long-term debt consists of the following: (i) note payable of $3.5 million at September 30, 1997 to a financial institution, due in monthly installments of $166,250 (principal and interest) to August 1999 with an interest rate of 9.5 percent; (ii) note payable of $925,000 at September 30, 1997 to a financial institution, secured by a building, due in adjustable monthly installments of $8,382 (principal and interest) to May 1999, with a balloon payment due May 1999 and interest at Moody's A Bond Index (8.0% at December 30, 1996) plus .125 percent; (iii) note payable of $1.5 million at September 30, 1997 to a corporation, secured by specific inventory, due in monthly installments of $128,194 (principal and interest) to May 2000, with an imputed interest rate of 9.5 percent; (iv) other long-term debt of approximately $27,000.

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

On April 16, 1997, the Company entered into an agreement to lease approximately 33,000 square feet of office and warehouse space located in Lake Forest, California. Additionally, the Company entered into an agreement to sell the building presently owned. The sale closed in December 1997. Net proceeds resulting from the sale were used to offset the costs associated with relocation and improvements to the new leased facility.

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

LEGAL SETTLEMENT. In February 1996, an action was brought against the Company arising out of a dispute relating to an agreement between the Company and a customer. The plaintiff claimed, among other things, damages of $3,518,000, interest, attorney fees and punitive damages. In August 1996, the Company made a partial payment to such customer of $166,000. Although the Company believed it had meritorious defenses to this dispute, in August 1996, counsel advised the Company that final judicial resolution of such matter could take several years.

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

  **10.32   Amendment to Promissory Note between Aviation Distributors, Inc.
             and Jeffrey G. Ward, dated February 3, 1997.

  **10.33   Promissory Note between Aviation Distributors, Inc. and Osamah S.
             Bakhit, dated December 30, 1996.

***10.34    Acknowledgement of Receipts of Settlement Funds by and among
             Compania Mexicana de Aviacion,  S.A. de C.V. , ADI Consignment
             Sales, Inc., Aviation Distributors, Inc. and Osamah S. Bakhit


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



Date     June 19, 1998                  AVIATION DISTRIBUTORS, INC.
     ---------------------------

                                        By: /SS/ Kenneth A. Lipinski
                                           --------------------------------
                                              Ken Lipinski
                                              Chief Operating Officer


                                        By: /SS/ Gary L. Joslin
                                           -------------------------------
                                              Gary Joslin
                                              Chief Financial Officer and
                                              Vice President of Finance