Form 10QSB
period 1998-06-30
AVIATION DISTRIBUTORS INC
filed 1998-08-14
CIK 1018645

       AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 14, 1998

                                                       REGISTRATION NO. 333-8061

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     -----------

                                     FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                               -------------------------------------------------

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                           to
                               --------------------------  --------------------

                           Commission file number 0-29028
                                                -------

                           Aviation Distributors, Inc.
  ----------------------------------------------------------------------------
                (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                           33-0715685
  ----------------------------------------------------------------------------
  (State or Other Jurisdiction of                       (I.R.S. employer
     Incorporation or Organization)                    Identification No.)

  One Capital Drive  Lake Forest, California                     92630
  ----------------------------------------------------------------------------
  (Address of Principal Executive Offices)                    (Zip Code)

  Registrant's Telephone Number, Including Area Code    (949) 586-7558
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

YES  ( )  NO  (X)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,122,000 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF AUGUST 14, 1998.

                            AVIATION DISTRIBUTORS, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,     JUNE 30,
                                                                             1997           1998
                                                                             ----           ----
                                ASSETS                                                   (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $     80,218   $      8,137
   Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . .      1,103,444          4,966
   Accounts receivable, net of allowance for
    doubtful accounts of $300,000 at December 31,
    1997 and $270,000 at June 30, 1998,
    respectively . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,875,366      6,012,193
   Other receivables . . . . . . . . . . . . . . . . . . . . . . . . .        216,956         37,033
   Inventories, net of reserve . . . . . . . . . . . . . . . . . . . .      9,384,573     10,045,550
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .        344,283        473,232
   Income tax receivable . . . . . . . . . . . . . . . . . . . . . . .        392,979        567,979
   Current portion of note receivable. . . . . . . . . . . . . . . . .      1,781,172      1,868,610
   Notes receivable from founder . . . . . . . . . . . . . . . . . . .        408,718        408,718
   Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . . .        293,000        301,000
                                                                         ------------   ------------
          Total current assets . . . . . . . . . . . . . . . . . . . .     21,880,709     19,727,418
                                                                         ------------   ------------
PROPERTY AND EQUIPMENT . . . . . . . . . . . . . . . . . . . . . . . .      1,030,100      1,270,084
   Less - accumulated depreciation . . . . . . . . . . . . . . . . . .        337,908        432,091
                                                                         ------------   ------------
                                                                              692,192        837,993
                                                                         ------------   ------------
Note receivable, net of current portion. . . . . . . . . . . . . . . .      1,272,071        316,250
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        179,512        254,512
                                                                         ------------   ------------
                                                                            1,451,583        570,762
                                                                         ------------   ------------
                                                                         $ 24,024,484   $ 21,136,173
                                                                         ------------   ------------
                                                                         ------------   ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Checks issued not yet presented for payment . . . . . . . . . . . .   $    984,031   $    371,423
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      2,882,044      2,500,864
   Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .        770,432        603,709
   Lines of credit . . . . . . . . . . . . . . . . . . . . . . . . . .      9,289,188     11,209,182
   Note payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .              -        856,087
   Current portion of long-term debt . . . . . . . . . . . . . . . . .      3,133,352      3,479,684
   Current portion of capital lease obligations. . . . . . . . . . . .         19,698         23,427
                                                                         ------------   ------------
          Total current liabilities. . . . . . . . . . . . . . . . . .     17,078,745     19,044,376
                                                                         ------------   ------------
Long-term debt, net of current portion . . . . . . . . . . . . . . . .      2,582,826        330,176
                                                                         ------------   ------------
Capital lease obligations, net of current portion. . . . . . . . . . .         14,674         39,322
                                                                         ------------   ------------
Other long-term liability. . . . . . . . . . . . . . . . . . . . . . .        480,000        480,000
                                                                         ------------   ------------
Deferred tax liability . . . . . . . . . . . . . . . . . . . . . . . .         93,000        101,000
                                                                         ------------   ------------
STOCKHOLDERS' EQUITY:
   Preferred stock, par value of $.01, 3,000,000
    shares authorized; none issued and outstanding . . . . . . . . . .              -              -
   Common stock, par value of $.01, 10,000,000
    shares authorized; 3,165,000 and 3,122,000 shares issued
    and outstanding at December 31, 1997 and
    June 30, 1998, respectively. . . . . . . . . . . . . . . . . . . .         31,650         31,650
   Additional paid in capital. . . . . . . . . . . . . . . . . . . . .      5,658,099      5,658,099
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .     (1,914,510)    (4,475,146)
   Treasury stock, 43,000 shares at cost . . . . . . . . . . . . . . .              -        (73,304)
                                                                         ------------   ------------

          Total stockholders' equity . . . . . . . . . . . . . . . . .      3,775,239      1,141,299
                                                                         ------------   ------------
                                                                         $ 24,024,484   $ 21,136,173
                                                                         ------------   ------------
                                                                         ------------   ------------


The accompanying notes are an integral part of these consolidated balance sheets.

                            AVIATION DISTRIBUTORS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS




                                                          THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------    -------------------------
                                                           RESTATED                       RESTATED
                                                          (UNAUDITED)     (UNAUDITED)    (UNAUDITED)   (UNAUDITED)
                                                              1997            1998          1997           1998
                                                              ----            ----          ----           ----
NET DISTRIBUTED SERVICES AND INVENTORY SALES . . . . .   $   9,377,901   $  6,353,866   $ 18,566,271  $  15,172,497
NET SALES ON CONSIGNMENT AND
 MARKETING AGREEMENTS. . . . . . . . . . . . . . . . .         387,200        124,440        662,052        176,101
                                                         -------------   ------------   ------------  -------------

TOTAL NET SALES. . . . . . . . . . . . . . . . . . . .       9,765,101      6,478,306     19,228,323     15,348,598
COST OF SALES. . . . . . . . . . . . . . . . . . . . .       7,122,084      5,064,306     14,809,006     11,955,695
                                                         -------------   ------------   ------------  -------------

     Gross profit. . . . . . . . . . . . . . . . . . .       2,643,017      1,414,000      4,419,317      3,392,903
SELLING AND ADMINISTRATIVE EXPENSES. . . . . . . . . .       1,880,799      1,926,730      3,064,855      3,719,102
NON RECURRING EXPENSES . . . . . . . . . . . . . . . .               -        530,425              -      1,039,310
                                                         -------------   ------------   ------------  -------------

     Income (loss) from operations . . . . . . . . . .         762,218     (1,043,155)     1,354,462     (1,365,509)
OTHER (EXPENSES) INCOME:
     Interest expense. . . . . . . . . . . . . . . . .        (233,222)      (714,639)      (508,872)    (1,357,183)
     Interest income . . . . . . . . . . . . . . . . .         109,192         69,186        221,637        157,722
     Other income. . . . . . . . . . . . . . . . . . .               -         16,289            451          4,334
                                                         -------------   ------------   ------------  -------------
     Income (loss) before provision for
       income taxes. . . . . . . . . . . . . . . . . .         638,188     (1,672,319)     1,067,678     (2,560,636)
PROVISION FOR INCOME TAXES . . . . . . . . . . . . . .         150,000              -        253,000              -
                                                         -------------   ------------   ------------  -------------

     NET INCOME (LOSS) . . . . . . . . . . . . . . . .   $     488,188   $ (1,672,319)  $    814,678  $  (2,560,636)
                                                         -------------   ------------   ------------  -------------
                                                         -------------   ------------   ------------  -------------


Basic and diluted net
  income (loss) per share. . . . . . . . . . . . . . .   $        0.16   $      (0.53)  $       0.31  $       (0.81)
                                                         -------------   ------------   ------------  -------------
                                                         -------------   ------------   ------------  -------------

Weighted average shares outstanding. . . . . . . . . .       3,123,000      3,150,000      2,650,000      3,158,000
                                                         -------------   ------------   ------------  -------------
                                                         -------------   ------------   ------------  -------------


The accompanying notes are an integral part of these consolidated balance sheets.

                            AVIATION DISTRIBUTORS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------
                                                                                RESTATED
                                                                                  1997           1998
                                                                                  ----           ----
                                                                               (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .    $    814,678  $  (2,560,636)
     Adjustments to reconcile net income to net cash
       used in operating activities:
          Principal payments on note receivable. . . . . . . . . . . . . .         788,125        868,383
          Borrowings on notes payable related to inventory purchases . . .       1,610,183      2,390,018
          Principal payments on notes payable
            related to inventory purchases . . . . . . . . . . . . . . . .      (1,449,318)    (3,530,796)
          Legal settlement . . . . . . . . . . . . . . . . . . . . . . . .         (80,000)             -
          Principal payments on note payable
            related to legal settlement. . . . . . . . . . . . . . . . . .        (820,000)             -
          Depreciation and amortization. . . . . . . . . . . . . . . . . .          84,653        187,878
          Changes in assets and liabilities:
               Accounts receivable, net. . . . . . . . . . . . . . . . . .      (3,379,505)     1,863,173
               Other receivables . . . . . . . . . . . . . . . . . . . . .         (11,673)       179,923
               Inventories . . . . . . . . . . . . . . . . . . . . . . . .      (2,610,234)      (660,977)
               Prepaid expenses. . . . . . . . . . . . . . . . . . . . . .        (343,868)      (128,949)
               Income tax receivable . . . . . . . . . . . . . . . . . . .               -       (175,000)
               Deferred tax asset. . . . . . . . . . . . . . . . . . . . .         (24,919)        (8,000)
               Other assets. . . . . . . . . . . . . . . . . . . . . . . .         167,797        (75,000)
               Checks issued not yet presented for payment . . . . . . . .         (91,810)      (612,608)
               Accounts payable. . . . . . . . . . . . . . . . . . . . . .         909,556       (381,180)
               Accrued liabilities . . . . . . . . . . . . . . . . . . . .          42,283       (166,723)
               Income taxes payable. . . . . . . . . . . . . . . . . . . .         103,000              -
               Deferred tax liability. . . . . . . . . . . . . . . . . . .               -          8,000
                                                                               -----------    -----------
                      Net cash used in operating activities. . . . . . . .      (4,291,052)    (2,802,494)
                                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment . . . . . . . . . . . . . . . . .        (135,438)      (198,565)
     Decrease (increase) in restricted cash. . . . . . . . . . . . . . . .      (1,212,081)     1,098,478
                                                                               -----------    -----------
                     Net cash provided by (used in) investing activities .      (1,347,519)       899,913
                                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on lines of credit . . . . . . . . . . . . . . . . . . . .      20,065,229     17,517,759
     Principal payments on lines of credit . . . . . . . . . . . . . . . .     (19,417,059)   (15,597,765)
     Borrowings on long-term debt. . . . . . . . . . . . . . . . . . . . .         500,000              -
     Principal payments of long-term debt. . . . . . . . . . . . . . . . .        (509,694)        (3,148)
     Principal payments of capital lease obligations . . . . . . . . . . .         (10,191)       (13,042)
     Acquisition of treasury stock . . . . . . . . . . . . . . . . . . . .               -        (73,304)
     Net proceeds from initial public offering . . . . . . . . . . . . . .       5,282,749              -
                                                                               -----------    -----------
                     Net cash provided by financing activities . . . . . .       5,911,034      1,830,500
                                                                               -----------    -----------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . .         272,463        (72,081)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . .          16,985         80,218
                                                                               -----------    -----------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . .     $   289,448    $     8,137
                                                                               -----------    -----------
                                                                               -----------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   332,482    $ 1,195,053
                                                                               -----------    -----------
                                                                               -----------    -----------
          Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .     $   375,000    $   175,000
                                                                               -----------    -----------
                                                                               -----------    -----------



The accompanying notes are an integral part of these consolidated balance sheets.

                            AVIATION DISTRIBUTORS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997. The results of operations and cash flows for the six month period ended June 30, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1998.

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



NOTE 2  - RESTATEMENT OF JUNE 30, 1997 FINANCIAL STATEMENTS:

The Company has restated its previously issued consolidated financial statements for the quarterly period ended June 30, 1997, for matters related to: previously reported sales and accounts receivables, inventory costs and valuation reserves, revisions to the previous policy regarding the capitalization of costs associated with the bulk purchase of inventory, correction of prior accounting for capitalization of bulk purchase and certain other costs, unrecorded liabilities, additional bad debt expenses and the related income tax effects. Retained earnings at January 1, 1997 was reduced by $2,380,245 as a result of adjustments to 1995 and 1996 financial statements.

The effect on the Company's previously issued financial statements for the quarterly periods ended June 30, 1997 are summarized as follows:

Changes to the Statement of Operations for the three months ended June 30, 1997:



                                                        PREVIOUSLY  INCREASE
                                                         REPORTED  (DECREASE)  (RESTATED)
                                                         --------  ----------  ----------
                                                                    (OOO'S OMITTED)
     Total Net Sales . . . . . . . . . . . . . . .       $ 10,085  $   (320)    $ 9,765
     Cost of Sales . . . . . . . . . . . . . . . .          7,171       (49)      7,122
     Gross Profit. . . . . . . . . . . . . . . . .          2,914      (271)      2,643
     Selling and Administration Expenses . . . . .          1,794        87       1,881

     Income from Operations. . . . . . . . . . . .          1,120      (358)        762

     Income Before Taxes . . . . . . . . . . . . .            996      (358)        638

     Provision for Taxes . . . . . . . . . . . . .            388      (238)        150

     Net Income. . . . . . . . . . . . . . . . . .            608      (120)        488

                    Net Income Per Share . . . . .       $   0.20  $  (0.04)    $  0.16


Changes to the Statement of Operations for the six months ended June 30, 1997:

                                                        PREVIOUSLY  INCREASE
                                                         REPORTED  (DECREASE)  (RESTATED)
                                                         --------  ----------  ----------
                                                                    (OOO'S OMITTED)

     Total Net Sales . . . . . . . . . . . . . . .       $ 19,539  $   (311)    $19,228
     Cost of Sales . . . . . . . . . . . . . . . .         14,742        67      14,809
     Gross Profit. . . . . . . . . . . . . . . . .          4,797      (378)      4,419
     Selling and Administration Expenses . . . . .          3,019        45       3,064

     Income from Operations. . . . . . . . . . . .          1,778      (423)      1,355

     Income Before Taxes . . . . . . . . . . . . .          1,491      (423)      1,068

     Provision for Taxes . . . . . . . . . . . . .            576      (323)        253

     Net Income. . . . . . . . . . . . . . . . . .            915      (100)        815

     Net Income Per Share. . . . . . . . . . . . .       $   0.35  $  (0.04)    $  0.31



NOTE 3  -  CLASS ACTION LAWSUITS AND GOVERNMENT INVESTIGATIONS:

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

The settlement is conditioned upon the execution of a definitive settlement agreement on or before May 1, 1998 and the court's approval of that agreement. Counsel for the plaintiffs and the Company orally agreed to extend this date. As of August 14, 1998 the filing of the definitive agreement was in process. For the agreement to be effected, a certain percentage (to be specified in the agreement) of shareholders must not have elected to be excluded from the terms and conditions of the settlement. The settling plaintiffs, if they so elect, may withdraw from the settlement if the Company's common shares trade at less than $5 per share for the ten-day period beginning fifteen days prior to the settlement hearing.

Both a Federal grand jury and the Securities and Exchange Commission have commenced investigations into the allegations referred to above. The investigations are continuing and the Company is unable, at this time, to evaluate the possible outcome of the investigations or their impact on the Company.

NOTE 4 - DEBT ARRANGEMENTS

At June 30, 1998, the Company was not in compliance with certain of the covenants of its line of credit with BNY Financial Corporation. BNY Financial Corporation continues to support the Company and its management; however, there is no assurance that the lender will not require repayment of all debt and/or terminate the credit facility.

In February 1998, the Company borrowed $2,140,000 from BNY Financial Corporation to purchase specific inventory. The balance of the note payable is $856,000 at June 30, 1998. The note is secured by specific inventory and by the one million shares of common stock pledged on the Credit Facility, was due on April 27, 1998, and has an interest rate of Prime plus three percent plus other fees. The Company did not pay the required amount on the note in March 1998 and did not pay off the note by April 27, 1998. As a result the Company incurred a $100,000 default penalty in March 1998. The bank further extended this note for a $100,000 fee to June 30, 1998. The Company did not pay the balance of this note by June 30, 1998. The Company was also not in compliance with certain of its debt covenants under this note agreement at June 30, 1998. Management is currently negotiating with the bank to resolve this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion includes the operations of the Company for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, which are included elsewhere in this document. This discussion contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such forward looking statements involve risks and uncertainties and actual results could differ from those described herein and future results may be subject to numerous factors, many of which are beyond the control of the Company.

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

The following table sets forth certain information relating to the Company's operations for the three months ended June 30, 1997 and 1998 (dollars in thousands):

                                                                   1997
                                                                 RESTATED                       1998
                                                         -----------------------      ------------------------
   Net distributed services and inventory
     sales                                               $  9,378          96.0%      $   6,354          98.1%
   Net sales on consignment and marketing
     agreements                                               387            4.0            124            1.9
                                                         --------          -----      ---------          -----
   Net sales                                                9,765          100.0          6,478          100.0
   Cost of sales                                            7,122           72.9          5,064           78.2
                                                         --------          -----      ---------          -----

            Gross profit                                    2,643           27.1          1,414           21.8
   Selling and administrative expenses                      1,881           19.3          1,927           29.7
   Non recurring expenses                                     -              -              530            8.2
                                                         --------          -----      ---------          -----

   Income (loss) from operations                              762            7.8         (1,043)         (16.1)
   Interest expense, net                                      124            1.3            645            9.9
   Other income                                               -              -               16             .2
   Provision for income taxes                                 150            1.5            -              -
                                                         --------          -----      ---------          -----
   Net income (loss)                                     $    488           5.0%      $  (1,672)         (25.8)%
                                                         --------          -----      ---------          -----
                                                         --------          -----      ---------          -----



NET DISTRIBUTED SERVICES AND INVENTORY SALES. Net distributed services represents sales of aircraft parts purchased at the point of sale through outside parties. Inventory sales represent sales of the Company's owned inventory. Net distributed services and inventory sales decreased from
$9.4 million for the three months ended June 30, 1997 to $6.4 million for the
three months ended June 30, 1998, a decrease of $3.0 million or 31.9%.   This
decrease was primarily the result of two large transactions during the second quarter of 1997 that contributed approximately $1.1 million of inventory sales and due to a shortage in cash availability during the second quarter of 1998 resulting from cash requirements related to the class action lawsuits and government investigations.

Sales from distributed services represented approximately 79.1% and 86.5% of total distributed services and inventory sales for the three months ended June 30, 1997 and 1998, respectively. Sales of Company-owned inventory represented approximately 20.9% and 13.5% of total distributed services and inventory sales for the three months ended June 30, 1997 and 1998, respectively. The decrease in the percentage of the sales of Company-owned inventory was primarily due to the sale of a single engine being sold for $900,000 and another part that was sold for $250,000 from Company-owned inventory during the second quarter of 1997.

NET SALES ON CONSIGNMENT AND MARKETING AGREEMENTS. Net sales on consignment and marketing agreements represent total revenue, including commissions, related to sales of inventory held on consignment and sales of inventory obtained through marketing agreements. Net sales on consignment and marketing agreements decreased from $387,000 for the three months ended June 30, 1997 to $124,000 for the three months ended June 30, 1998, a decrease of $263,000 or 68.0%. This decrease was primarily due to a decrease in the number of consignment and marketing agreements the Company had entered into during the second quarter of 1998.

COST OF SALES. Cost of sales decreased from $7.1 million for the three months ended June 30, 1997 to $5.1 million for the three months ended June 30, 1998, a decrease of $2.0 million or 28.2%. This decrease was primarily attributable to the decrease in net sales. See "Distributed services and inventory sales,"and "Net sales on consignment and marketing agreements."

GROSS PROFIT. Gross profit decreased from $2.6 million for the three months ended June 30, 1997 to $1.4 million for the three months ended June 30, 1998, a decrease of $1.2 million or 46.2%. This decrease was a result of the decrease in net sales. Gross profit margin decreased from 27.1% for the three months ended June 30, 1997 to 21.8% for the three months ended June 30, 1998. The decrease in gross profit margin was primarily attributable to some high margin sales received in the 1997 period, including the large inventory sales of $1.1 million receiving margins greater than 40 percent. See "Net distributed services and inventory sales."

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of compensation, commission expense, professional fees, consulting expense, bank fees, insurance, facility rent and travel expense. The Company's selling and administrative expenses remained relatively consistent at $1.9 million for both periods. As a percentage of net sales, selling and administrative expenses increased from 19.3% for the 1997 period to 29.7% for the 1998 period, primarily due to the decrease in sales.

NON RECURRING EXPENSES. In the second quarter of 1998, the Company incurred $530,000 of expenses related to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements, class action lawsuits and investigations by a Federal grand jury and the Securities and Exchange Commission. See "Part II, Item 1 - Legal Proceedings." These expenses primarily consist of legal, accounting and consulting fees.

INCOME (LOSS) FROM OPERATIONS. The Company incurred a loss from operations for the 1998 period due to a decrease in sales and gross profit and the additional non recurring expenses. See "Distributed services and inventory sales," "Net sales on consignment and marketing agreements," "Gross profit" and "Non recurring expenses."

INTEREST EXPENSE, NET. Net interest expense increased from $124,000 for the three months ended June 30, 1997 to $645,000 for the three months ended June 30, 1998. The increase in interest expense was due to an increase in borrowings under the Company's line of credit during the second quarter of 1998 and due to approximately $330,000 interest incurred on the note payable for the purchase of the CFM56 engine. Also the Company was able to decrease its borrowings under its lines of credit in 1997 as a result of the proceeds received from the initial public offering completed in March 1997.

The following table sets forth certain information relating to the Company's operations for the six months ended June 30, 1997 and 1998 (dollars in thousands):



                                                                  1997
                                                                RESTATED                        1998
                                                        ------------------------      ------------------------
   Net distributed services and inventory
     sales                                              $  18,566          96.6%      $  15,173          98.9%
   Net sales on consignment and marketing
     agreements                                               662            3.4            176            1.1
                                                        ---------          -----      ---------          -----
   Net sales                                               19,228          100.0         15,349          100.0
   Cost of sales                                           14,809           77.0         11,956           77.9
                                                        ---------          -----      ---------          -----

            Gross profit                                    4,419           23.0          3,393           22.1
   Selling and administrative expenses                      3,065           16.0          3,719           24.2
   Non recurring expenses                                     -              -            1,039            6.8
                                                        ---------          -----      ---------          -----

   Income from operations                                   1,354            7.0         (1,365)          (8.9)
   Interest expense, net                                      286            1.5          1,200            7.8
   Other income                                               -                -              4            -
   Provision for income taxes                                 253            1.3            -              -
                                                        ---------          -----      ---------          -----
   Net income                                           $     815           4.2%      $  (2,561)         (16.7)%
                                                        ---------          -----      ---------          -----
                                                        ---------          -----      ---------          -----



NET DISTRIBUTED SERVICES AND INVENTORY SALES. Net distributed services represents sales of aircraft parts purchased at the point of sale through outside parties. Inventory sales represent sales of the Company's owned inventory. Net distributed services and inventory sales decreased from $18.6 million for the six months ended June 30, 1997 to $15.2 million for the six months ended June 30, 1998, a decrease of $3.4 million or 18.3%. This decrease was primarily the result of a shortage in cash availability during the first two quarters of 1998 resulting from cash requirements related to the class action lawsuits and government investigations. The Company also had several large transactions during the first two quarters of 1997 that contributed approximately $2.7 million of distributed services and inventory sales compared to $1.2 million of large transactions in the 1998 period.

Sales from distributed services represented approximately 86.8% and 81.2% of total distributed services and inventory sales for the six months ended June 30, 1997 and 1998, respectively. Sales of Company-owned inventory represented approximately 13.2% and 18.8% of total distributed services and inventory sales for the six months ended June 30, 1997 and 1998, respectively. The increase in the percentage of the sales of Company-owned inventory was primarily due to additional inventory available to the Company in the first quarter of 1998 from the purchase of the CFM56 engine.

NET SALES ON CONSIGNMENT AND MARKETING AGREEMENTS. Net sales on consignment and marketing agreements represent total revenue, including commissions, related to sales of inventory held on consignment and sales of inventory obtained through marketing agreements. Net sales on consignment and marketing agreements decreased from $662,000 for the six months ended June 30, 1997 to $176,000 for the six months ended June 30, 1998, a decrease of $486,000 or 73.4%. This decrease was primarily due to a decrease in the number of consignment and marketing agreements the Company had entered into during the first two quarters of 1998.

COST OF SALES. Cost of sales decreased from $14.8 million for the six months ended June 30, 1997 to $12.0 million for the six months ended June 30, 1998, a decrease of $2.8 million or 18.9%. This decrease was primarily attributable to the 20.2% decrease in net sales. See "Distributed services and inventory sales,"and "Net sales on consignment and marketing agreements."

GROSS PROFIT. Gross profit decreased from $4.4 million for the six months ended June 30, 1997 to $3.4 million for the six months ended June 30, 1998, a decrease of $1 million or 22.7%. This decrease was a result of the decrease in net sales. Gross profit margin remained relatively consistent from 23.0% for the six months ended June 30, 1997 to 22.1% for the six months ended June 30, 1998. See "Net distributed services and inventory sales,"and "Net sales on consignment and marketing agreements."

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of compensation, commission expense, professional fees, consulting expense, bank fees, insurance, facility rent and travel expense. The Company's selling and administrative expenses increased from $3.1 million for the six months ended June 30, 1997 to $3.7 million for the six months ended June 30, 1998, an increase of $600,000 or 19.4%. This increase was principally due to higher bank charges related to the new credit facility entered into by the Company in June 1997, increases in insurance expense and increases in facility rent when the Company moved its headquarters in February of 1998.

NON RECURRING EXPENSES. In the first two quarters of 1998, the Company incurred $1.0 million of expenses related to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements, class action lawsuits and investigations by a Federal grand jury and the Securities and Exchange Commission. See "Part II, Item 1 - Legal Proceedings." These expenses primarily consist of legal, accounting and consulting fees.

INCOME (LOSS) FROM OPERATIONS. The Company incurred a loss from operations for the 1998 period due to a decrease in sales, gross profit, the increase in selling and administrative expenses and the non recurring expenses. See "Net distributed services and inventory sales," "Net sales on consignment and marketing agreements," "Gross profit," "Selling and administrative expenses" and "Non recurring expenses."

INTEREST EXPENSES, NET. Net interest expense increased from $286,000 for the six months ended June 30, 1997 to $1.2 million for the six months ended June 30, 1998. The increase in interest expense was due to an increase in borrowings under the Company's line of credit during the first two quarters of 1998 and due to approximately $450,000 interest incurred on the note payable for the purchase of the CFM56 engine. Also the Company was able to decrease its borrowings under its lines of credit in 1997 as a result of the proceeds received from the initial public offering completed in March 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $80,000 and $8,000 as of December 31, 1997 and June 30, 1998, respectively. The Company had restricted cash of
$1.1 million as of December 31, 1997.   Restricted cash was required for letters
of credit issued to certain vendors.

The Company's operating activities used $4.3 million and $2.8 million in the six months ended June 30, 1997 and 1998, respectively. The largest cash uses in the 1997 period were $3.4 million for increases in accounts receivable, $2.6 million for acquisition of inventories and payments of $820,000 related to a legal settlement, offset by earnings and increases in liability accounts. For the 1998 period the largest uses of cash were the $2.5 million loss, payments of $3.5 million related to notes payable for inventory purchases, and decreases in liability accounts, offset by a $1.8 million reduction in accounts receivable.

Net cash used in investing activities was $1.3 million in the 1997 period as a result from an increase in restricted cash required for a letter of credit. Net cash provided by was $900,000 in the 1998 period principally as a result of a decrease in restricted cash when a letter of credit was cancelled.

Cash provided by 1997 financing activities of $5.9 million was primarily a result of the $5.3 million of net proceeds received from the Company's initial public offering. The $1.8 million provided by 1998 financing activities consisted primarily of a net increase in line of credit borrowings.

The Company's operations are financed under a credit facility from BNY Financial Corporation, a subsidiary of, the Bank of New York. This facility is an asset based line of credit and is the primary source for the Company to finance its operations and growth. The Company's Credit Facility provides for working capital loans of up to $15.0 million with interest at the Bank of New York Alternate Base Rate (8.5 percent at June 30, 1998) plus one percent subject to an availability calculation based on the eligible borrowing base. The eligible borrowing base includes certain receivables and inventories of the Company. The terms of the credit agreement provide for a facility non-use fee of 0.75% per annum of the difference between the facility amount and the average monthly balance. The Credit Facility matures on June 25, 2000.

BNY Financial Corporation has a fully perfected security interest against all assets of the Company, except restricted cash, in addition to a personal guarantee from the Company's founder and the pledge of 1 million shares of common stock owned by the Company's founder.

The Credit Facility provides for the repayment of all debt and/or termination of the Credit Facility (i) in the event the Company voluntarily files under the federal bankruptcy laws or fails to dismiss, within 31 days, any petition filed against it in any involuntary case under such bankruptcy laws, (ii) if the lender believes the prospect of payment or performance of the indebtedness is impaired, or (iii) upon a change of control. The $15.0 million Credit Facility has certain financial covenants that require the Company to: have a tangible net worth of at least $3.25 million at June 30, 1998, and that tangible net worth shall increase by $250,000 per quarter in 1998, commencing with the June 30, 1998 quarter; to not make capital expenditures in any fiscal year in an amount in excess of

$750,000; to maintain the ratio of EBITDA (as defined in the Credit Facility and the amendments) of the Company at not less than two to one; and not at any time at the end of any month permit its working capital to be less than $4.0 million.

The Company was not in compliance with certain of its debt covenants at June 30, 1998. BNY Financial Corporation continues to support the Company and its management; however, there is no assurance that BNY Financial Corporation will not require repayment of all debt and/or terminate the Credit Facility.

The Company's long-term debt at June 30, 1998 consists of the following: (i) note of $2.2 million payable to a financial institution, due in monthly installments of $166,250 (principal and interest) to August 1999 with an interest rate of 9.5 percent; (ii) note of $1.6 million payable to a corporation, secured by specific inventory, due in varied monthly installments of principal and interest to July 1998, with an imputed interest rate of 9.5 percent; and (iii) two notes payable for $21,000.

In February 1998, the Company borrowed $2,140,000 from BNY Financial Corporation to purchase specific inventory. The balance of the note payable is $856,000 at June 30, 1998. The note is secured by specific inventory and by the one million shares of common stock pledged on the Credit Facility, was due on April 27, 1998, and has an interest rate of Prime plus three percent plus other fees. The Company did not pay the required amount on the note in March 1998 and did not pay off the note by April 27, 1998. As a result, the Company incurred a $100,000 default penalty in March 1998. The bank further extended this note to June 30, 1998 for a $100,000 fee. The Company did not pay the balance of this note by June 30, 1998. The Company was also not in compliance with certain of its debt covenants under this note agreement at June 30, 1998. Management is currently negotiating with the bank to resolve this matter.

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

The Company's Credit Facility is an asset based line of credit and is the primary source for the Company to finance its operations and growth. Because of the non-recurring costs associated with the re-auditing of the Company's financial statements and the ongoing federal investigations, the Company has used its asset base to meet these obligations. As a result, the Company may need to increase its capital base in order to continue to meet its growth objectives. There can be no assurance that such additional capital will be available on a timely basis or at acceptable terms.

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

In April 1998, the Company entered into a settlement in principle, which is memorialized in a Memorandum of Understanding (the "M.O.U."), with counsel for the plaintiffs to settle the suits. Terms of the settlement include cash consideration of $740,000 and 210,000 shares of the Company's common stock, of which the Company will issue 80,000 shares and the Company's founder, Osamah S. Bakhit, will contribute 131,000 shares. The settlement is conditioned upon execution of a definitive settlement agreement and approval of the settlement by the Federal Court. As of August 14, 1998 the filing of the definitive agreement was in process. The M.O.U. provides that the settling plaintiffs may withdraw from the settlement if the mean trading price of the Company's common stock is less than $5.00 per share for the 10-day period beginning 15 days prior to the settlement hearing.

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

          None

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits

        3.1 Amended and Restated Certificate of Incorporation of the Registrant. (1)
        3.2  Bylaws, as amended, of the Registrant. (1)
        3.3 Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (1)
        4.1  Specimen Common Stock Certificate. (1)
        9.1 Voting Trust Agreement, dated November 17, 1997, by and among Osamah Bakhit, Aviation Distributors, Inc., and Dirk O. Julander, as trustee. (2)
       10.2  1996 Stock Option and Incentive Plan. (1)
       10.3 Aircraft Purchase Agreement, dated August 8, 1995, by and between Alia The Royal Jordanian Airlines and Aviations Distributors, Inc..
             (1)
       10.4  Credit and Security Agreement, dated June 25, 1997, by and between
             Aviation Distributors, Inc. and BNY Financial Corporation.(2)
       10.5  Secured and Guaranteed Promissory Note, dated February 24, 1998, by and between Aviation Distributors, Inc. and BNY Financial Corporation.(2)
       10.6 Amended and Restated Employment Agreement, dated as of July 16, 1996, by and between Osamah S. Bakhit and Aviation Distributors, Inc. (1)
       10.7 Employment Agreement, dated as of July 16, 1996, by and between Mark W. Ashton and Aviation Distributors, Inc. (1)
       10.8 Employment Agreement, dated as of July 16, 1996, by and between Jeffrey G. Ward and Aviation Distributors, Inc. (1)
       10.9 Commercial Lease, dated June 11, 1996, by and between Francis De Leone and Aviation Distributors, Inc. (1)
      10.10  Amendment to Employment Agreement, dated November 17, 1997, by and between Osamah S. Bakhit and Aviation Distributors, Inc.(2)
      10.11  Amendment to Employment Agreement, dated November 17, 1997, by and between Mark W. Ashton and Aviation Distributors, Inc.(2)
      10.12  Lease, dated as of July 9, 1997, by and between Olen Properties
             Corp. and Aviation Distributors, Inc. (2)
      10.13 Amended and Restated Promissory Note from Osamah S. Bakhit to Aviation Distributors, Inc., dated as of December+31, 1995. (1)
      10.14  Settlement Agreement dated as of November 1, 1996. (1)
      10.15  Form of Indemnity Agreement. (1)
      10.33 Promissory Note between Aviation Distributors, Inc. and Osamah S. Bakhit, dated December 31, 1996. (1)

(1) Filed with the Company's Registration Statement on Form SB-2 dated March 3, 1997.
(2) Filed with the Company's Registration Statement on Form 10-KSB dated April 20, 1998.

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



Date     August 14, 1998                     AVIATION DISTRIBUTORS, INC.
     -------------------------------------

                                             By: /s/ Saleem Naber
                                                --------------------------------
                                                  Saleem Naber
                                                  Chief Executive Officer


                                             By: /s/ Gary L. Joslin
                                                --------------------------------
                                                  Gary Joslin
                                                  Chief Financial Officer and
                                                  Vice President of Finance