Form 10QSB
period 1998-09-30
AVIATION DISTRIBUTORS INC
filed 1998-11-16
CIK 1018645

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 16, 1998

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

For the quarterly period ended   September 30, 1998
                               -------------------------------------------------

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                         to
                               ------------------------  -----------------------

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

                              YES  ( )       NO  (X)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,122,000 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF NOVEMBER 16, 1998.

                            AVIATION DISTRIBUTORS, INC.
                            CONSOLIDATED BALANCE SHEETS


                                                                    DECEMBER 31,   SEPTEMBER 30,
                                                                        1997           1998
                                                                        ----           ----
                               ASSETS                                               (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . .   $      80,218  $      50,481
   Restricted cash     . . . . . . . . . . . . . . . . . . . . .       1,103,444          8,413
   Accounts receivable, net of allowance for
    doubtful accounts of $300,000 at December 31,
    1997 and $285,000 at September 30, 1998,
    respectively   . . . . . . . . . . . . . . . . . . . . . . .       7,875,366      5,857,958
   Other receivables   . . . . . . . . . . . . . . . . . . . . .         216,956         58,057
   Inventories, net of reserve   . . . . . . . . . . . . . . . .       9,384,573      9,447,849
   Prepaid expenses    . . . . . . . . . . . . . . . . . . . . .         344,283        400,566
   Income tax receivable   . . . . . . . . . . . . . . . . . . .         392,979        567,979
   Current portion of note receivable  . . . . . . . . . . . . .       1,781,172      1,735,006
   Notes receivable from founder  .. . . . . . . . . . . . . . .         408,718        408,718
   Deferred tax asset   .. . . . . . . . . . . . . . . . . . . .         293,000        101,000
                                                                   -------------  -------------
        Total current assets . . . . . . . . . . . . . . . . . .      21,880,709     18,636,027
                                                                   -------------  -------------
PROPERTY AND EQUIPMENT  .. . . . . . . . . . . . . . . . . . . .       1,030,100      1,274,574
   Less - accumulated depreciation  .. . . . . . . . . . . . . .         337,908        486,330
                                                                   -------------  -------------
                                                                         692,192        788,244
                                                                   -------------  -------------
Note receivable, net of current portion    . . . . . . . . . . .       1,272,071            -
Other assets     . . . . . . . . . . . . . . . . . . . . . . . .         179,512        254,512
                                                                   -------------  -------------
                                                                       1,451,583        254,512
                                                                   -------------  -------------
                                                                   $  24,024,484  $  19,678,783
                                                                   -------------  -------------
                                                                   -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Checks issued not yet presented for payment   . . . . . . . .   $     984,031  $     407,073
   Accounts payable    . . . . . . . . . . . . . . . . . . . . .       2,882,044      1,834,471
   Accrued liabilities   . . . . . . . . . . . . . . . . . . . .         770,432        665,988
   Lines of credit   . . . . . . . . . . . . . . . . . . . . . .       9,289,188     11,762,683
   Note payable  . . . . . . . . . . . . . . . . . . . . . . . .             -          842,063
   Current portion of long-term debt . . . . . . . . . . . . . .       3,133,352      3,255,823
   Current portion of capital lease obligations  . . . . . . . .          19,698         21,636
                                                                   -------------  -------------
        Total current liabilities   .. . . . . . . . . . . . . .      17,078,745     18,789,737
                                                                   -------------  -------------
Long-term debt, net of current portion . . . . . . . . . . . . .       2,582,826         11,508
                                                                   -------------  -------------
Capital lease obligations, net of current portion. . . . . . . .          14,674         34,430
                                                                   -------------  -------------
Other long-term liability    . . . . . . . . . . . . . . . . . .         480,000        480,000
                                                                   -------------  -------------
Deferred tax liability   . . . . . . . . . . . . . . . . . . . .          93,000        101,000
                                                                   -------------  -------------
STOCKHOLDERS' EQUITY:
   Preferred stock, par value of $.01, 3,000,000
    shares authorized; none issued and outstanding . . . . . . .             -              -
   Common stock, par value of $.01, 10,000,000
    shares authorized; 3,165,000 and 3,122,000 shares issued
    and outstanding at December 31, 1997 and
    September 30, 1998, respectively   . . . . . . . . . . . . .          31,650         31,650
   Additional paid in capital  . . . . . . . . . . . . . . . . .       5,658,099      5,658,099
   Accumulated deficit   . . . . . . . . . . . . . . . . . . . .      (1,914,510)    (5,354,337)
   Treasury stock, 43,000 shares at cost . . . . . . . . . . . .             -          (73,304)
                                                                   -------------  -------------
        Total stockholders' equity . . . . . . . . . . . . . . .       3,775,239        262,108
                                                                   -------------  -------------
                                                                   $  24,024,484  $  19,678,783
                                                                   -------------  -------------
                                                                   -------------  -------------


     The accompanying notes are an integral part of these consolidated balance sheets.

                            AVIATION DISTRIBUTORS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------  -------------------------------
                                                     (UNAUDITED)        (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
                                                        1997               1998            1997             1998
                                                        ----               ----            ----             ----
NET DISTRIBUTED SERVICES AND INVENTORY . . . . . .  $  11,588,102     $   7,497,055    $  30,154,373   $   22,669,552
NET SALES ON CONSIGNMENT AND
 MARKETING AGREEMENTS. . . . . . . . . . . . . . .        259,760            71,019          921,812          247,120
                                                    -------------     -------------    -------------   --------------

TOTAL NET SALES. . . . . . . . . . . . . . . . . .     11,847,862         7,568,074       31,076,185       22,916,672
COST OF SALES. . . . . . . . . . . . . . . . . . .      9,418,897         6,086,123       24,227,903       18,041,818
                                                    -------------     -------------    -------------   --------------

     Gross profit  . . . . . . . . . . . . . . . .      2,428,965         1,481,951        6,848,282        4,874,854
SELLING AND ADMINISTRATIVE EXPENSES. . . . . . . .      1,871,718         1,542,073        4,936,573        5,261,175
NON RECURRING EXPENSES . . . . . . . . . . . . . .        339,804           205,781          339,804        1,245,091
                                                    -------------     -------------    -------------   --------------

     Income (loss) from operations . . . . . . . .        217,443          (265,903)       1,571,905       (1,631,412)
OTHER (EXPENSES) INCOME:
     Interest expense  . . . . . . . . . . . . . .       (354,809)         (464,765)        (863,681)      (1,821,948)
     Interest income . . . . . . . . . . . . . . .        111,992            53,243          333,629          210,965
     Other income  . . . . . . . . . . . . . . . .          1,781               310            2,232            4,644
                                                    -------------     -------------    -------------   --------------
     Income (loss) before provision for
       income taxes  . . . . . . . . . . . . . . .        (23,593)         (677,115)       1,044,085       (3,237,751)
PROVISION FOR INCOME TAXES . . . . . . . . . . . .              -           202,076          253,000          202,076
                                                    -------------     -------------    -------------   --------------

     NET INCOME (LOSS) . . . . . . . . . . . . . .  $     (23,593)    $    (879,191)   $     791,085   $   (3,439,827)
                                                    -------------     -------------    -------------   --------------
                                                    -------------     -------------    -------------   --------------


Basic and diluted net
  income (loss) per share  . . . . . . . . . . . .  $       (0.01)    $       (0.28)   $        0.28   $        (1.09)
                                                    -------------     -------------    -------------   --------------
                                                    -------------     -------------    -------------   --------------

Weighted average shares outstanding. . . . . . . .      3,165,000         3,122,000        2,824,000        3,146,000
                                                    -------------     -------------    -------------   --------------
                                                    -------------     -------------    -------------   --------------


   The accompanying notes are an integral part of these consolidated statements.

                            AVIATION DISTRIBUTORS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                                                                                  1997          1998
                                                                                  ----          ----
                                                                               (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    791,085  $  (3,439,827)
   Adjustments to reconcile net income to net cash
     used in operating activities:
      Principal payments on note receivable. . . . . . . . . . . . . . . .       1,199,024      1,318,237
      Borrowings on notes payable related to inventory purchases . . . . .       4,104,753      2,406,919
      Principal payments on notes payable
        related to inventory purchases . . . . . . . . . . . . . . . . . .      (2,116,616)    (4,139,770)
      Reduction in amount due on notes payable
        related to inventory purchases . . . . . . . . . . . . . . . . . .        (374,577)
      Legal settlement . . . . . . . . . . . . . . . . . . . . . . . . . .         (80,000)             -
      Principal payments on note payable
        related to legal settlement. . . . . . . . . . . . . . . . . . . .        (820,000)             -
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . .         166,837        279,489
      Changes in assets and liabilities:
           Accounts receivable, net. . . . . . . . . . . . . . . . . . . .      (2,771,286)     2,017,408
           Other receivables . . . . . . . . . . . . . . . . . . . . . . .         (77,032)       158,899
           Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,502,090)       (63,276)
           Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .        (388,888)       (56,283)
           Income tax receivable . . . . . . . . . . . . . . . . . . . . .               -       (175,000)
           Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . .         (24,919)       192,000
           Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .         138,284        (75,000)
           Checks issued not yet presented for payment . . . . . . . . . .         336,712       (576,958)
           Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .         680,733     (1,047,573)
           Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .         297,422       (104,444)
           Income taxes payable. . . . . . . . . . . . . . . . . . . . . .         103,000              -
           Deferred tax liability. . . . . . . . . . . . . . . . . . . . .               -          8,000
                                                                              ------------  -------------

               Net cash used in operating activities . . . . . . . . . . .      (4,337,558)    (3,297,179)
                                                                              ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment   . . . . . . . . . . . . . . . . .        (178,337)      (203,055)
   Decrease (increase) in restricted cash  . . . . . . . . . . . . . . . .      (1,046,803)     1,095,031
                                                                              ------------  -------------

               Net cash provided by (used in) investing activities . . . .      (1,225,140)       891,976
                                                                              ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on lines of credit   . . . . . . . . . . . . . . . . . . . .      32,904,057     25,464,678
   Principal payments on lines of credit   . . . . . . . . . . . . . . . .     (32,416,784)   (22,991,183)
   Borrowings on long-term debt. . . . . . . . . . . . . . . . . . . . . .         519,800              -
   Principal payments of long-term debt    . . . . . . . . . . . . . . . .        (516,031)        (5,000)
   Principal payments of capital lease obligations   . . . . . . . . . . .         (14,438)       (19,725)
   Acquisition of treasury stock   . . . . . . . . . . . . . . . . . . . .               -        (73,304)
   Net proceeds from initial public offering   . . . . . . . . . . . . . .       5,282,749              -
                                                                              ------------  -------------

               Net cash provided by financing activities . . . . . . . . .       5,759,353      2,375,466
                                                                              ------------  -------------

Net increase (decrease) in cash and cash equivalents   . . . . . . . . . .         196,655        (29,737)
Cash and cash equivalents at beginning of period   . . . . . . . . . . . .          16,985         80,218
                                                                              ------------  -------------

Cash and cash equivalents at end of period   . . . . . . . . . . . . . . .    $    213,640   $     50,481
                                                                              ------------  -------------
                                                                              ------------  -------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    926,747   $  1,820,109
                                                                              ------------  -------------
      Income taxes     . . . . . . . . . . . . . . . . . . . . . . . . . .    $    375,000   $    177,076
                                                                              ------------  -------------


   The accompanying notes are an integral part of these consolidated statements.

                             AVIATION DISTRIBUTORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of its operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997. The results of operations and cash flows for the nine month period ended September 30, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1998.

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

The settlement is conditioned upon the execution of a definitive settlement agreement on or before May 1, 1998 and the court's approval of that agreement. Counsel for the plaintiffs and the Company orally agreed to extend this date. As of November 16, 1998 a definitive settlement agreement had been achieved, subject only to approval of the Federal Court. There is a hearing scheduled on January 11, 1999 to determine if the court will approve the agreement. For the agreement to be effected, a certain percentage (to be specified in the agreement) of shareholders must not have elected to be excluded from the terms and conditions of the settlement.

Both a Federal grand jury and the Securities and Exchange Commission have commenced investigations into the allegations referred to above. The investigations are continuing and the Company is unable, at this time, to evaluate the possible outcome of the investigations or their impact on the Company.

NOTE 3 - DEBT ARRANGEMENTS

At September 30, 1998, the Company was not in compliance with certain of the covenants of its line of credit with BNY Financial Corporation. BNY Financial Corporation continues to support the Company and its management; however, there is no assurance that the lender will not require repayment of all debt and/or terminate the credit facility.

In February 1998, the Company borrowed $2,140,000 from BNY Financial Corporation to purchase specific inventory. The balance of the note payable is $842,000 at September 30, 1998. The note is secured by specific inventory and by the one million shares of common stock pledged on the Credit Facility, was due on April 27, 1998, and has an interest rate of Prime plus three percent plus other fees. The Company did not pay the required amount on the note in March 1998 and did not pay off the note by April 27, 1998. As a result the Company incurred a $100,000 default penalty in March 1998. The bank further extended this note for a $100,000 fee to June 30, 1998. The Company did not pay the balance of this note by June 30, 1998. The Company was also not in compliance with certain of its debt covenants under this note agreement at September 30, 1998. Management is currently negotiating with the bank to resolve this matter.

In appreciation of the financial institution's continued support the Company has issued a warrant to BNY Financial Corporation to purchase 126,600 shares of the Company's stock.

NOTE 4 - YEAR 2000 COMPLIANCE

The Company is in a process of analyzing its Year 2000 compliance issues and developing solutions and contingency plans. Management's initial estimate of costs to become year 2000 compliant is between $30,000 and $100,000. As a distributor and re-seller of goods manufactured by other companies, the Company will do all that it reasonably can to ensure that any transactions for goods supplied to the Company and shipped to customers will not suffer from the change of date. However, there is no assurance that the Company's year 2000 remediation efforts will prevent all potential consequences.

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

The following table sets forth certain information relating to the Company's operations for the three months ended September 30, 1997 and 1998 (dollars in thousands):


                                           1997                   1998
                                    -------------------    --------------------
Distributed services and           $ 11,588        97.8%   $  7,497        99.1%
   inventory sales
Net sales on consignment and
   marketing agreements                 260         2.2          71         0.9
                                   --------    --------    --------    --------
Net sales                            11,848       100.0       7,568       100.0
Cost of sales                         9,419        79.5       6,086        80.4
                                   --------    --------    --------    --------

       Gross profit                   2,429        20.5       1,482        19.6
Selling and administrative expenses   1,872        15.8       1,542        20.4
Nonrecurring expenses                   340         2.9         206         2.7
                                   --------    --------    --------    --------

Income(loss) from operations            217         1.8        (266)       (3.5)
Interest expense, net                   243         2.0         411         5.4
Other income                              2         -           -           -
Provision for income taxes              -           -           202         2.7
                                   --------    --------    --------    --------
Net loss                           $    (24)       (0.2)%  $   (879)      (11.6)%
                                   --------    --------    --------    --------
                                   --------    --------    --------    --------


NET DISTRIBUTED SERVICES AND INVENTORY SALES. Net distributed services represents sales of aircraft parts purchased at the point of sale through outside parties. Inventory sales represent sales of the Company's owned inventory. Net distributed services and inventory sales decreased from $11.6 million for the three months ended September 30, 1997 to $7.5 million for the three months ended September 30, 1998, a decrease of $4.1 million or 35.3%. This decrease was primarily the result of several large transactions during the third quarter of 1997 that contributed approximately $3.9 million and due to a shortage in cash availability during the third quarter of 1998 resulting from cash requirements related to the class action lawsuits and government investigations.

Sales from distributed services represented approximately 72.9% and 92.3% of total distributed services and inventory sales for the three months ended September 30, 1997 and 1998, respectively. Sales of Company-owned inventory represented approximately 27.1% and 7.7% of total distributed services and inventory sales for the three months ended September 30, 1997 and 1998, respectively. The decrease in the percentage of the sales of Company-owned inventory was primarily due to several large transactions in the third quarter of 1997 from Company-owned inventory (the sale of a single engine being sold for $930,000 and two other parts that were sold for approximately $800,000).

NET SALES ON CONSIGNMENT AND MARKETING AGREEMENTS. Net sales on consignment and marketing agreements represent total revenue, including commissions, related to sales of inventory held on consignment and sales of inventory obtained through marketing agreements. Net sales on consignment and marketing agreements decreased due to a decrease in the number of consignment and marketing agreements the Company had entered into during the third quarter of 1998.


COST OF SALES. Cost of sales decreased from $9.4 million for the three months ended September 30, 1997 to $6.1 million for the three months ended September 30, 1998, a decrease of $3.3 million or 35.1%. This decrease was primarily attributable to the 36.1% decrease in net sales.

GROSS PROFIT. Gross profit decreased from $2.4 million for the three months ended September 30, 1997 to $1.5 million for the three months ended September 30, 1998, a decrease of $900,000 or 37.5%. This decrease was a result of the 36.1% decrease in net sales.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of compensation, commission expense, professional fees, consulting expense, bank fees, insurance, facility rent and travel expense. The Company's selling and administrative expenses decreased from $1.9 million for the three months ended September 30, 1997 to $1.5 million for the three months ended September 30, 1998, a decrease of $400,000 or 21.1%. This decrease was principally due to a decrease in commission expense and other sales-related expenses due to the decrease in net sales and a decrease in travel expense, offset by an increase in bank charges and facility rent.

NON RECURRING EXPENSES. The Company has incurred these expenses relating to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements and investigations by a Federal grand jury and the Securities and Exchange Commission. See "Part II,
Item 1 - Legal Proceedings." These expenses primarily consist of legal, accounting and consulting fees.

INCOME (LOSS) FROM OPERATIONS. The Company's income from operations for the three months ended September 30, 1997, excluding the nonrecurring expenses, would have been $557,000. The loss from operations for the three months ended September 30, 1998, excluding the nonrecurring expenses, would have been $(60,000). The Company incurred a loss from operations for the 1998 period of $(266,000) due to a decrease in net sales and gross profit and the additional nonrecurring expenses. See "Net distributed services and inventory sales," "Net sales on consignment and marketing agreements," "Gross profit" and "Non recurring expenses."

INTEREST EXPENSE, NET. Net interest expense increased from $243,000 for the three months ended September 30, 1997 to $411,000 for the three months ended September 30, 1998. The increase in interest expense was due to an increase in borrowings under the Company's line of credit. The Company increased its borrowings in order to meet the cash requirements related to the class action lawsuits and government investigations.

PROVISION FOR INCOME TAXES. The Company had a provision for income taxes in the third quarter of 1998 due to the Company increasing the reserve for the deferred tax asset.

The following table sets forth certain information relating to the Company's operations for the nine months ended September 30, 1997 and 1998 (dollars in thousands):


                                           1997                   1998
                                    -------------------    --------------------
Distributed services and           $ 30,154        97.0%   $ 22,670        98.9%
   inventory sales
Net sales on consignment and
   marketing agreements                 922         3.0         247         1.1
                                   --------    --------    --------    --------
Net sales                            31,076       100.0      22,917       100.0
Cost of sales                        24,228        78.0      18,042        78.7
                                   --------    --------    --------    --------
       Gross profit                   6,848        22.0       4,875        21.3
Selling and administrative expenses   4,936        15.9       5,261        23.0
Nonrecurring expenses                   340         1.1       1,245         5.4
                                   --------    --------    --------    --------

Income(loss) from operations          1,572         5.0      (1,631)       (7.1)
Interest expense, net                   530         1.7       1,611         7.0
Other income                              2         -             4         -
Provision for income taxes              253         0.8         202         0.9
                                   --------    --------    --------    --------
Net income (loss)                  $    791        2.5%     $(3,440)      (15.0)%
                                   --------    --------    --------    --------
                                   --------    --------    --------    --------


NET DISTRIBUTED SERVICES AND INVENTORY SALES. Net distributed services represents sales of aircraft parts purchased at the point of sale through outside parties. Inventory sales represent sales of the Company's owned inventory. Net distributed services and inventory sales decreased from $30.2 million for the nine months ended September 30, 1997 to $22.7 million for the nine months ended September 30, 1998, a decrease of $7.5 million or 24.8%. This decrease was primarily the result of a shortage in cash availability during the first three quarters of 1998 resulting from cash requirements related to the class action lawsuits and government investigations. The Company also had several large transactions during the first three quarters of 1997 that contributed approximately $6.9 million of distributed services and inventory sales compared to $2.4 million of large transactions in the 1998 period.

Sales from distributed services represented approximately 81.5% and 84.9% of total distributed services and inventory sales for the nine months ended September 30, 1997 and 1998, respectively. Sales of Company-owned inventory represented approximately 18.5% and 15.1% of total distributed services and inventory sales for the nine months ended September 30, 1997 and 1998, respectively. The decrease was primarily due to some large sales in the 1997 period from Company-owned inventory for approximately $2.8 million compared to $1.2 million of large sales in the 1998 period from Company-owned inventory.

NET SALES ON CONSIGNMENT AND MARKETING AGREEMENTS. Net sales on consignment and marketing agreements represent total revenue, including commissions, related to sales of inventory held on consignment and sales of inventory obtained through marketing agreements. Net sales on consignment and marketing agreements decreased from $922,000 for the nine months ended September 30, 1997 to $247,000 for the nine months ended September 30, 1998, a decrease of $675,000 or 73.2%. This decrease was primarily due to a decrease in the number of consignment and marketing agreements the Company had entered into during the 1998 period.

COST OF SALES. Cost of sales decreased from $24.2 million for the nine months ended September 30, 1997 to $18.0 million for the nine months ended September 30, 1998, a decrease of $6.2 million or 25.6%. This decrease was primarily attributable to the 26.3% decrease in net sales.

GROSS PROFIT. Gross profit decreased from $6.8 million for the nine months ended September 30, 1997 to $4.9 million for the nine months ended September 30, 1998, a decrease of $1.9 million or 27.9%. The decrease was a result of the decrease in net sales and a slight decrease in the gross profit margins of 22.0% in the 1997 period to 21.3% in the 1998 period.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of management compensation, commission expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses increased from $4.9 million for the nine months ended September 30, 1997 to $5.3 million for the nine months ended September 30, 1998, an increase of $400,000 or 8.2%. This increase was principally due to higher bank charges related to the new credit facility entered into by the Company in June 1997, increases in insurance expense and increases in facility rent when the Company moved its headquarters in February of 1998.

NON RECURRING EXPENSES. In the third quarter of 1997 and the first three quarters of 1998 the Company incurred $340,000 and $1.2 million, respectively, of expenses related to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements and investigations by a Federal grand jury and the Securities and Exchange Commission. See "Part II, Item 1 - Legal Proceedings." These expenses primarily consist of legal, accounting and consulting fees.

INCOME (LOSS) FROM OPERATIONS. The Company incurred a loss of $1.6 million from operations for the nine months ended September 30, 1998. Income from operations for the nine months ended September 30, 1997, excluding the non recurring expenses, would have been $1.9 million. The loss from operations for the nine months ended September 30, 1998, excluding the non recurring expenses, would have been $(386,000), a decrease of $2.3 million. The decrease in operating income is due to a decrease in net sales, gross profit and the increase in selling and administrative. See "Net distributed services and inventory sales," "Net sales on consignment and marketing agreements," "Gross profit" and "Selling and administrative expenses."

INTEREST EXPENSES, NET. Net interest expense increased from $530,000 for the nine months ended September 30, 1997 to $1.6 million for the nine months ended September 30, 1998. The increase in interest expense was due to an increase in borrowings under the Company's line of credit during the 1998 period and due to approximately $470,000 interest incurred on the note payable for the purchase of the CFM56 engine.

PROVISION FOR INCOME TAXES. The Company had a provision for income taxes in the third quarter of 1998 due to the Company increasing the reserve for the deferred tax asset.


YEAR 2000 COMPLIANCE

The Company is in a process of analyzing its Year 2000 compliance issues and developing solutions and contingency plans. Management's initial estimate of costs to become year 2000 compliant is between $30,000 and $100,000. As a distributor and re-seller of goods manufactured by other companies, the Company will do all that it reasonably can to ensure that any transactions for goods supplied to the Company and shipped to customers will not suffer from the change of date. However, there is no assurance that the Company's year 2000 remediation efforts will prevent all potential consequences.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $80,000 and $50,000 as of December 31, 1997 and September 30, 1998, respectively. The Company had restricted cash of $1.1 million as of December 31, 1997. Restricted cash was required for letters of credit issued to certain vendors.

The Company's operating activities used $4.3 million and $3.3 million in the nine months ended September 30, 1997 and 1998, respectively. The largest cash uses in the 1997 period were $2.8 million for increases in accounts receivable, $5.5 million for acquisition of inventories, payments of $2.1 million related to notes payable for inventory purchases and payments of $820,000 related to a legal settlement, offset by earnings, borrowings on notes payable related to inventory purchases and increases in liability accounts. For the 1998 period the largest uses of cash were the $3.4 million loss, payments of $4.1 million related to notes payable for inventory purchases, and decreases in liability accounts, offset by a $2.0 million reduction in accounts receivable and $2.4 million of borrowings on notes payable related to inventory purchases.

Net cash used in investing activities was $1.2 million in the 1997 period resulting from an increase in restricted cash required for a letter of credit. Net cash provided by investing activities was $900,000 in the 1998 period principally as a result of a decrease in restricted cash when a letter of credit was cancelled.

Cash provided by 1997 financing activities of $5.8 million was primarily a result of the $5.3 million of net proceeds received from the Company's initial public offering. The $2.4 million provided by 1998 financing activities consisted primarily of a net increase in line of credit borrowings.

The Company's operations are financed under a credit facility from BNY Financial Corporation, a subsidiary of the Bank of New York. This facility is an asset based line of credit and is the primary source for the Company to finance its operations and future growth. The Company's Credit Facility provides for working capital loans of up to $15.0 million with interest at the Bank of New York Alternate Base Rate (8.0 percent at September 30, 1998) plus one percent subject to an availability calculation based on the eligible borrowing base. The eligible borrowing base includes certain receivables and inventories of the Company. The terms of the credit agreement provide for a facility non-use fee of 0.75% per annum of the difference between the facility amount and the average monthly balance. The Credit Facility matures on September 25, 2000.

BNY Financial Corporation has a fully perfected security interest against all assets of the Company, except restricted cash, in addition to a personal guarantee from the Company's founder and the pledge of one million shares of common stock owned by the Company's founder.

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

The Company was not in compliance with certain of its debt covenants at September 30, 1998. The Company's interest rate on its line of credit has increased to 11.5% (3.5% above prime) at September 30, 1998 due to the Company's noncompliance with its debt covenants. BNY Financial Corporation continues to support the Company and its management; however, there is no assurance that BNY Financial Corporation will not require repayment of all debt and/or terminate the Credit Facility.

The Company's long-term debt at September 30, 1998 consists of the following:
(i) note of $1.7 million payable to a financial institution, due in monthly installments of $166,250 (principal and interest) to August 1999 with an interest rate of 9.5 percent; (ii) note of $1.5 million payable to a corporation, secured by specific inventory, with an imputed interest rate of 9.5 percent; and (iii) a note payable for $20,000.

The balance of the $1.5 million note payable to a corporation was reduced to approximately $800,000 as of November 16, 1998 resulting from offsetting transactions with the corporation against the amount due Aviation
Distributors, Inc. from sales to the corporation.

In February 1998, the Company borrowed $2,140,000 from BNY Financial Corporation to purchase specific inventory. The balance of the note payable is $842,000 at September 30, 1998. The note is secured by specific inventory and by the one million shares of common stock pledged on the Credit Facility, was due on April 27, 1998, and has an interest rate of Prime plus three percent plus other fees. The Company did not pay the required amount on the note in March 1998 and did not pay off the note by April 27, 1998. As a result, the Company incurred a $100,000 default penalty in March 1998. The bank further extended this note to June 30, 1998 for a $100,000 fee. The Company did not pay the balance of this note by June 30, 1998. The Company was also not in compliance with certain of its debt covenants under this note agreement at September 30, 1998. Management is currently negotiating with the bank to resolve this matter.

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

The Company's Credit Facility is an asset based line of credit and is the primary source for the Company to finance its operations and future growth. Because of the non-recurring costs associated with the re-auditing of the Company's financial statements and the ongoing federal investigations, the Company has used its asset base to meet these obligations. As a result, the Company may need to increase its capital base in order to continue to meet its growth objectives. There can be no assurance that such additional capital will be available on a timely basis or at acceptable terms.

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

In April 1998, the Company entered into a settlement in principle, which is memorialized in a Memorandum of Understanding (the "M.O.U."), with counsel for the plaintiffs to settle the suits. Terms of the settlement include cash consideration of $740,000 and 210,000 shares of the Company's common stock, of which the Company will issue 80,000 shares and the Company's founder, Osamah S. Bakhit, will contribute 131,000 shares. As of November 16, 1998 a definitive settlement agreement had been filed with the Federal Court and there is a hearing scheduled on January 11, 1999 to determine if the court will approve the agreement.

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



Date     November 16, 1998                        AVIATION DISTRIBUTORS, INC.
    -------------------------------

                                        By: /SS/ Saleem Naber
                                           -------------------------------------
                                             Saleem Naber
                                             Chief Executive Officer


                                        By: /SS/ Gary L. Joslin
                                           -------------------------------------
                                             Gary Joslin
                                             Chief Financial Officer and
                                             Vice President of Finance