Form 10KSB40
period 1998-12-31
AVIATION DISTRIBUTORS INC
filed 1999-05-14
CIK 1018645

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
(MARK ONE)

(  X  )  Annual Report Pursuant to Section 13 or 15(d) of The SECURITIES
         Exchange Act of 1934  [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

                                       OR

(    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

                         Commission File Number: 0-29028

                           AVIATION DISTRIBUTORS, INC.
                 (Name of small business issuer in its charter)

             DELAWARE                                                                33-0715685
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)


      ONE  CAPITAL DRIVE
   LAKE FOREST, CALIFORNIA                                                  92630
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



Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. X

Revenues of the registrant for the fiscal year ended December 31, 1998 were $28,433,000.

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 31, 1999 was approximately $1,504,000, based upon the average of the bid and asked prices of the Common Stock, as reported by the Bloomberg Financial Markets.

The number of shares of the Common Stock of the registrant outstanding as of March 31, 1999 was 3,122,000.

                Transitional Small Business Disclosure Format (check one):

                           Yes                        No               X


Documents incorporated by reference:

Items 10, 11, 12 and 13 of Part III are incorporated by reference from a portion of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders and are incorporated by reference into Part III hereof.

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

The Company's sales have decreased from $39.0 million in 1997 to $28.4 million in 1998 due to a shortage in cash availability during 1998 resulting from cash requirements relating to the class action lawsuits and government investigations and due to management spending significant time in addressing the lawsuits and investigations, which took their time and focus away from increasing sales and negotiating large transactions. Management believes the Company's revenues will increase in 1999 from 1998 levels as cash availability improves due to less cash being required for legal expenses since the class action lawsuit was settled in the first quarter of 1999. See "Item 3 - Legal Proceedings." Historically, the Company's sales have increased from $21.3 million in 1995, to $23.9 million in 1996 and $39.0 million in 1997. Of 1995 sales, approximately $6.5 million resulted from the sale of two whole aircraft (with engines) to Royal Jordanian Airlines, which is located in the Middle East. Excluding the whole aircraft transaction, sales in 1995 would have been $14.8 million. If the opportunity exists, the Company may purchase and sell whole aircraft in the future.

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

MARKET GROWTH. According to Boeing's 1998 Market Outlook, the worldwide fleet of commercial aircraft and cargo jet aircraft is expected to grow from 12,300 airplanes at the end of 1997 to 26,200 airplanes by 2017. For the industry as a whole, load factors reached record levels in 1997. This contributed to record profits for the world airlines for the fifth year in a row, particularly those in Europe and the United States. Airlines will increase airplane size only moderately in the next decade. Available seat-kilometers (ASK), are projected to grow by more than 60%. As in the previous decade, the majority of ASK growth will be supplied by adding more flights. The Company believes such increase in the number of airplanes and the increase in the number of flights is an indication that aircraft will be flown more often and will need standard service checks more frequently. The Company believes that these factors have resulted and will continue to result in increased demand for aircraft parts worldwide.

REDUCTION IN AIRLINE INVENTORIES. Historically, airlines have controlled the majority of the aircraft parts inventory. Today, many airlines are beginning to reduce the size of their parts inventories in an effort to reduce inventory-carrying costs. These inventory reductions have increased reliance by many airlines on after-market suppliers to provide parts that are difficult to obtain from manufacturers on a timely basis, if at all. Manufacturers' lead-time for delivery of aircraft parts averages 30 to 60 days. As airlines continue to demand time-responsive inventory procurement processes, responsibility for inventory storage and handling has shifted to suppliers such as the Company. The Company believes that its access to a large inventory of aircraft parts and its ability to deliver such parts to its customers quickly and at a competitive price enable it to provide the services sought by airlines in an effective manner.

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

REDUCTION IN NUMBER OF SUPPLIERS. In an attempt to increase quality and service, reduce purchasing costs and streamline purchasing decisions, some airlines have begun to form relationships with a few preferred suppliers. Over the last few years, airlines have begun to reduce the number of aircraft parts suppliers with which they do business. In the majority of cases to date, where the Company had an established relationship with an airline, the Company was one of the parts suppliers selected. The Company believes that due to its focus on cultivating relationships with its customers and its reputation for service, quality and reliability, airlines will continue to select the Company as one of their preferred aircraft parts suppliers.

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

CUSTOMER SERVICE. The Company intends to continue to market and develop its ability to deliver parts quickly to customers at a preferred price and continue its emphasis on implementing creative solutions to locate and deliver hard-to-find aircraft parts. Additionally, the Company plans to continue to cultivate relationships with its customers to assure that it retains its position on its customers' preferred list of aircraft parts suppliers. The Company has historically incurred high levels of selling and administrative expenses, primarily travel and entertainment associated with establishing and maintaining customer relationships. A key component of the Company's business strategy is to implement a program to effectively contain such expenses.

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

In March 1998, the Company attained its ISO 9002 Certification. The Company has since undergone two surveillance audits, which resulted in the retention of the certification. The Company is among a select group in its industry to have achieved this status, which is a well-recognized symbol of quality operating standards.

FOCUS ON MAJOR COMMERCIAL AIRLINES. The Company plans to continue targeting major commercial airlines worldwide, many of which are currently customers of the Company. Such airlines generally have larger aircraft fleets, which generate a greater demand for aircraft parts than smaller airlines. Consequently, relationships with major commercial airlines enable the Company to expend fewer resources to generate comparable sales volume and corresponding revenue with margins of profitability comparable to similar sales to several smaller airlines. Additionally, major commercial airlines typically have greater financial resources than smaller airlines, resulting in reduced credit risk to the Company and a greater likelihood of timely payment. The Company's relationships with major commercial airlines also provide the Company with increased access to such airlines' aircraft parts inventories.

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

GLOBAL EXPANSION. The Company's goal is to service customers domestically and worldwide and to become a major aircraft parts supplier for the fastest-growing markets, particularly Europe. For the year ended December 31, 1998, 57.8% of the Company's sales were to international customers. The Company plans to continue to take advantage of the growing international market through the use of its multilingual sales staff and by maintaining existing relationships and establishing new relationships in the following regions: Pacific Rim/Far East/South Pacific, Europe, Latin/South America, Middle East/Africa and North America.

PRODUCTS AND SERVICES

GENERAL. The Company is in the business of selling a broad range of aircraft parts from its owned inventory, on behalf of airlines and manufacturers pursuant to consignment and marketing agreements, and from inventory owned by outside parties and located by the Company at the time of receiving a customer order (outside sourcing). For the year ended December 31, 1998, sales from Company-owned inventory, pursuant to consignment and marketing agreements, and pursuant to outside sourcing represented approximately 14%, 1% and 85%, respectively, of the Company's net sales.

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

A rotable is a part that is removed periodically as dictated by an operator's maintenance procedures or on an as-needed basis and is typically repaired or overhauled and re-used an indefinite number of times. A subset of rotables is life-limited parts. A life-limited rotable has a designated number of allowable flight hours and/or cycles (one take-off and landing generally constitutes one cycle) after which it is rendered unusable.

A repairable is similar to a rotable except that it can only be repaired a limited number of times before it must be discarded. Typically, rotable and repairable parts must be removed from an airplane and rebuilt or checked based upon the number of hours in flight. Rotable and repairable parts must be repaired at FAA-approved repair facilities.

An expendable is generally a part that is used and not thereafter repaired for further use. Consequently, all expendable inventory is new. Expendable inventory cannot be used for less than its useful life and then transferred to a new airplane; once an expendable part is removed from an airplane, it must be discarded.

Currently, the Company supplies aircraft parts for Boeing 737, 747, and 767 series, Airbus 300 series, McDonnell Douglas 80, DC and MD series aircraft. These aircraft parts represent a significant portion of the aircraft parts used by major airlines, which represent the majority of the Company's current customers. Although not required by the FAA to do so, the Company maintains on staff three FAA-licensed Airframe and Powerplant Inspectors and contracts with three FAA-licensed Designated Airworthiness Representatives, whose responsibilities are to verify the airworthiness of aircraft parts bought and sold by the Company. The Company believes that its strict adherence to FAA and manufacturer guidelines has contributed to the Company's reputation in the industry. The Company does not repair aircraft parts, and therefore is generally not subject to the risks associated with the repair business.

Each sales person employed by the Company is responsible for making an appraisal of a particular aircraft part's value and makes such appraisal based on industry experience and practice after considering current manufacturers' list price, the condition of the part, the part's availability and lead time to manufacture the part. The Company's return policy permits customers to return parts within 10 days of receipt, although, in certain instances the Company may accept returned parts beyond the 10 day period. Additionally, the Company's terms to customers are generally 30 days, the Company may extend payment terms in certain circumstances.

The Company's owned inventory at December 31, 1998 is stored in the Company's California warehouse. Any party who has entered into a marketing agreement with the Company, owns and is responsible for storing the inventory to which the Company has access pursuant to such marketing agreement. The Company ships all inventory to customers via national or international courier services. If an aircraft part sought by a customer exists in the Company's owned inventory, or exists in inventory on consignment, or inventory available through exclusive marketing agreements (together, the "Accessible Inventory"), such part is generally shipped to the customer the day the order is placed. The turn-around time is generally up to one week from the time the order is placed if the Company has to acquire a part from an outside party.

The Company, on an opportunistic basis, purchases for resale high-price items, such as engines and whole aircraft, which may be sold intact or broken down for sale of component parts.

CLIENT SERVICES. Client services are conducted through the Company's California-based multilingual direct sales force, whose primary responsibility is to sell aircraft parts and manage customers. Sales personnel travel extensively to develop strong personal relationships with the Company's customers, improve communications and remain current on regional market data. Salespeople are assigned to specific airlines and are supported by a group of regional agents who assist in countries such as Brazil, Chile, India, Israel, Korea, Pakistan, and Turkey where local representation is critical to purchase order processing and timely payment.

Each sales representative is supported by additional personnel who research and locate parts ordered by the Company's customers. The Company's sales staff, through its knowledge of the industry and its relationships throughout the world, is able to develop and implement creative solutions to locate and deliver hard-to-find aircraft parts, a quality that the Company believes sets it apart from its competitors.

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

Management plans to continue to grow the core business of sourcing aircraft parts to end-users and to enhance the Company's relationships with existing customers. This should allow new relationships to grow and increase the exposure of its sales staff to the needs and desires of the customers. Coincident with the growth of the core business, potential marketing and consignment opportunities may expand the Company's "Accessible Inventory".

CONSIGNMENT AND MARKETING BUSINESS. In addition to supplying parts from owned inventory, the Company has supplied parts through (i) consignment agreements, pursuant to which the Company takes actual possession of a vendor's inventory, and (ii) exclusive marketing agreements, pursuant to which the Company markets vendors' inventory which remains in the vendors' possession. Through consignment or marketing agreements with an aircraft parts supplier, the Company is able to distribute its aircraft parts to a larger number of prospective inventory buyers. This allows the Company's vendors to maximize the value of their inventory while at the same time freeing up resources that can be focused on their core business. Consignment and marketing arrangements also enable the Company to offer for sale aircraft parts from a much larger inventory at minimal capital cost to the Company.

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

The Company has had consignment and marketing agreements with airlines and OEMs. No single consignment or marketing agreement has been material to the Company as a whole. Although the Company had no marketing or consignment agreements at December 31, 1998, the Company is considering potential future consignment and marketing agreements.

INVENTORY PURCHASES. The Company acquires aircraft parts by bidding on the inventory of, (i) airlines that are eliminating certain portions of their parts inventory due to retirement of an aircraft type from their fleet, downsizing of operations, or the dissolution of their businesses and, (ii) OEMs and overhaul facilities who seek to sell excess inventory. Management believes that its primary source of aircraft parts for acquisition during the next few years will be from such purchases. The Company also purchases specific items from time to time, such as engines and whole aircraft, on an opportunistic basis.

SYSTEMS

Due to concerns regarding unapproved aircraft parts, regulatory authorities have increased the level of documentation required for aircraft parts. This requirement has, in turn, been extended by end users to the suppliers of the parts. The sophistication required to track the history of an inventory consisting of thousands of aircraft parts is considerable and has required aircraft parts suppliers to invest significantly in information systems technology. The high cost of increased technology has made entry into and survival in the aircraft parts supply market increasingly difficult and expensive. However, the Company has previously invested in systems technology and intends to continue to maintain and improve its information systems to allow it to effectively compete in the aircraft parts supply market.

The most commonly used database available in the aircraft part supply industry is ILS. ILS is an inventory locating service that assists in searching for and locating aircraft parts. Once a potential purchaser locates a part owned by the Company or available through the Company's Accessible Inventory, the purchaser contacts the Company to confirm price, condition and availability information. As of December 31, 1998, the Company listed approximately 275,000 items on ILS. Additionally, ILS is one of the tools used by the Company to locate aircraft parts that are not in the Company's accessible inventory.

The Company also uses a software package called "Quick Quote." This computer database creates requests for quote sheets, quotations, sales orders, purchase orders, repair order and invoices. Quick Quote also provides extensive part-number databases and inventory control. The system, specifically designed for the aircraft parts industry, is comprehensive and can originate and complete a transaction without additional software. The Company also uses advanced methods of electronic data exchange including Spec 2000, AIRS and BComm.

The Company has purchased a new software package which will replace "Quick Quote" and the Company's current accounting package. This new system is an integrated accounting and business management software package. It will create requests for quote sheets, quotations, sales orders, purchase orders, repair orders and invoices. This database will provide improved extensive part number databases, improved inventory controls and additional linkage between accounting and sales. The Company plans to implement the new software package in 1999 as part of the Year 2000 implementation.

COMPETITION

The aircraft parts supply industry is highly competitive. The Company encounters substantial competition from (i) direct competitors, such as The Ages Group, The Memphis Group, AAR Corp. and Aviation Sales Company, and (ii) indirect competitors, such as OEMs, which include aircraft manufacturers such as Boeing, Airbus and McDonnell Douglas, as well as component manufacturers such as Bendix, Menasco and Goodrich. Competition is generally based on availability of product, reputation, customer service, price and lead-time. Although many of the Company's competitors have access to substantially greater financial and other resources than the Company, the Company believes that by focusing on service, product integrity and the cultivation of relationships with customers worldwide, it is well equipped to compete effectively in its industry.

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

EMPLOYEES

As of March 31, 1999, the Company had 40 full-time and two part-time employees in the United States. As of such date, the Company also has agents in Brazil, Chile, India, Israel, Korea, Pakistan, and Turkey. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


ITEM 2.      DESCRIPTION OF PROPERTY

In February 1998, the Company leased a 36,079 square foot facility at One Capital Drive, Lake Forest, California 92630 as its principal executive offices and primary warehouse for $29,500 per month. The facility has approximately 14,293 square feet allocated to office space and 21,786 square feet of warehouse. The lease expires January 31, 2005, with an option to extend the term of the lease for one five-year period at the then market rate for the equivalent space. The Company believes that its facility is adequately covered by insurance.

On October 27, 1997, the Company exercised its option to extend for one year its lease of a 9,500 square foot facility in Mascot, New South Wales, Australia, located near the Sydney airport. The facility was used primarily for warehouse space. The lease expired February 28, 1999.

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

In April 1998, the Company entered into a settlement in principal that is memorialized in a Memorandum of Understanding (the "M.O.U.") with counsel for the plaintiffs to settle the suits. Terms of the settlement include cash consideration of $740,000 and 210,000 shares of the Company's common stock, of which the Company will issue 80,000 shares and the Company's founder, Osamah S. Bakhit will contribute 130,000 shares. Included in legal settlement expense for the year ended December 31, 1997 is a $620,000 charge, of which $480,000 is attributable to the issuance of 80,000 shares of common stock and $140,000 represents the Company's portion of the cash portion of the settlement. The Federal Court approved the final settlement agreement on March 15, 1999.

Both a Federal grand jury and the Securities and Exchange Commission have commenced investigations into the allegations referred to above. The investigations are continuing and the Company is unable, at this time, to evaluate the possible outcome of the investigations or their impact on the Company. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Legal Settlement Expenses; and Liquidity and Capital Resources" and Note 9 of Notes to Consolidated Financial Statements.

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

The following table sets forth, for the period from January 20, 1998 through March 31, 1999, the high and low sales prices for the common stock, as reported in the over-the-counter market. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

COMMON STOCK PRICE

                                  High              Low
       1998
       -----
    1st Quarter                     7                3
    2nd Quarter                   6 1/4             .95
    3rd Quarter                   2 1/8            5/16
    4th Quarter                  1 7/16            3/16

       1999
    1st Quarter                   1 1/4            9/32


The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will be retained for use in its business. As of March 31, 1999, the approximate number of record holders of the Company's Common Stock was 32, however, the Company believes the number of non-objecting beneficial owners is approximately 240 persons.


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

The Company's sales have decreased from $39.0 million in 1997 to $28.4 million in 1998 due to a shortage in cash availability during 1998 resulting from cash requirements relating to the class action lawsuits and government investigations and due to management spending significant time in addressing the lawsuits and investigations, which took their time and focus away from increasing sales and negotiating large transactions. Management believes the Company's revenues will increase in 1999 due to less cash required for legal expenses since the class action lawsuit was settled in the first quarter of 1999. Historically, the Company's sales have increased from $21.3 million in 1995, to $23.9 million in 1996 and $39.0 million in 1997. Of 1995 sales, approximately $6.5 million resulted from the sale of two whole aircraft (with engines) to Royal Jordanian Airlines, which is located in the Middle East. Excluding the whole aircraft transaction, sales in 1995 would have been $14.8 million. If the opportunity exists, the Company may sell whole aircraft in the future.

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

RESULTS OF OPERATIONS

The following table sets forth certain information relating to the Company's operations for the years ended December 31, 1997 and 1998 (dollars in thousands):

                                                                  1997                       1998
                                                        ------------------------   ------------------------
Net distributed services and inventory sales               $37,851      97.1%         $28,186      99.1%
Net sales on consignment and marketing agreements            1,113       2.9              247       0.9
                                                        ----------- ------------   ----------- ------------
      Net sales                                             38,964     100.0           28,433     100.0
Cost of sales                                               29,609      76.0           22,597      79.5
                                                        ----------- ------------   ----------- ------------

      Gross profit                                           9,355      24.0            5,836      20.5
Selling and administrative expenses                          6,528      16.7            7,593      26.7
Non recurring expenses                                         968       2.5            1,311       4.6
Legal settlement expense                                       620       1.6                -         -
                                                        ----------- ------------   ----------- ------------

      Income (loss) from operations                          1,239       3.2           (3,068)    (10.8)
Interest expense, net                                          821       2.1            2,297       8.1
Other (income) expense                                        (117)     (0.2)             144       0.5
Provision for income taxes                                     131       0.3              287       1.0
                                                        ----------- ------------   ----------- ------------
      Net income (loss)                                     $  404       1.0 %      $  (5,796)     (20.4)%
                                                        ----------- ------------   ----------- ------------
                                                        ----------- ------------   ----------- ------------



NET DISTRIBUTED SERVICES AND INVENTORY SALES. Net distributed services represents sales of aircraft parts purchased at the time of sale through outside parties (outside sourcing). Inventory sales represent sales of the Company's owned inventory. Net distributed services and inventory sales decreased from $37.9 million for the year ended December 31, 1997 to $28.2 million for the year ended December 31, 1998, a decrease of $9.7 million or 25.6%. This decrease was primarily due to a shortage in cash availability during 1998 resulting from cash requirements relating to the class action lawsuits and government investigations and due to management spending significant time in addressing the lawsuits and investigations, which took their time and focus away from increasing sales and negotiating large transactions. The Company had several large transactions during 1997 that contributed approximately $8.2 million of distributed services and inventory sales compared to $2.4 million of large transactions in the 1998 period, a decrease of $5.8 million.

Sales from distributed services represented approximately 79.7% and 85.0% of total distributed services and inventory sales for the years ended December 31, 1997 and 1998, respectively. Sales of the Company's owned inventory represented approximately 20.3% and 14.0% of total distributed services and inventory sales for the years ended December 31, 1997 and 1998, respectively. The decrease was primarily due to some large sales in the 1997 period from Company-owned inventory for approximately $4.1 million compared to $1.2 million of large sales in the 1998 period from Company-owned inventory.


NET SALES ON CONSIGNMENT AND MARKETING AGREEMENTS. Net sales on consignment and marketing agreements represent revenue, including commission, from sales of inventory held on consignment and sales of inventory obtained through marketing agreements with larger airlines. These types of sales decreased from $1.1 million for the year ended December 31, 1997 to $247,000 for the year ended December 31, 1998, a decrease of $853,000 or 77.5%. The decrease was a result of management's decision to terminate a consignment agreement and a marketing agreement during 1997 and terminate another marketing agreement during 1998. Currently the Company does not have any active marketing or consignment agreements.

NET SALES. Net sales decreased by $10.5 million, or 27.0%, primarily due to fewer large transactions during 1998, a shortage of cash availability due to the class action lawsuits and government investigations and due to management's focus on generating additional capital and addressing the lawsuits and investigations instead of focusing on increasing sales and negotiating large sales transactions. Management believes it was able to maintain the majority of its "core" business and if the Company had a better cash position and less legal issues then it would have been able to complete additional large sales transactions and increase its "core" business to allow the net sales for 1998 to be equal or greater than 1997 net sales. See "Net distributed services and inventory sales."

The sales by region data presented below should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto included elsewhere in this document. The following data consists of sales by region for the years ended December 31, 1997 and 1998:


AREA                                                                     1997             1998
--------------------------------------------------------------------- --------------   --------------
Pacific Rim                                                                       %                %
                                                                             19.5             17.9
Europe
                                                                             21.2             17.4
Latin/South America
                                                                             12.0             16.1
Africa/Middle East
                                                                              3.8              6.4
Domestic
                                                                             43.5             42.2
                                                                      --------------   --------------
                                                                                  %                %
                                                                            100.0            100.0
                                                                      --------------   --------------
                                                                      --------------   --------------

The Company's sales to international customers for the years ended December 31, 1997, 56.5%, and December 31, 1998, 57.8%, remained relatively consistent.


COST OF SALES. Cost of sales decreased from $29.6 million for the year ended December 31, 1997 to $22.6 million for the year ended December 31, 1998, a decrease of $7.0 million or 23.7%. This decrease was primarily the result of the 27.0% decrease in net sales. As a percentage of net sales, cost of sales increased from 76.0% in 1997 to 79.5% in 1998 due to improved pricing on inventory parts during 1997 as a result of certain large transactions resulting in some high gross margins. See "Net sales."

GROSS PROFIT. Gross profit decreased from $9.4 million, or 24.0% of net sales for the year ended December 31, 1997 to $5.8 million or 20.5% of net sales for the year ended December 31, 1998. The decrease in the gross profit was a result of the decrease in net sales and the decrease in the gross profit margin. The gross profit margin primarily decreased because the lack of capital decreased the ability of the sales people to negotiate and shop for the best purchase price. There were also certain large transactions during 1997 resulting in some high gross margins. See "Net sales" and "Cost of sales."

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of compensation, commission expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses increased from $6.5 million for the year ended December 31, 1997 to $7.6 million for the year ended December 31, 1998, an increase of $1.1 million or 16.9%. This increase was principally due to higher bank charges related to the new credit facility entered into by the Company in June 1997, increases in professional fees and consulting expense and increases in facility rent when the Company moved its headquarters in February of 1998.

NONRECURRING EXPENSES. The Company incurred $968,000 and $1.3 million during 1997 and 1998, respectively, of expenses related to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements, class action lawsuits and investigations by a Federal grand jury and the Securities and Exchange Commission. See "Item 3 Legal Proceedings". These expenses primarily consist of legal, accounting and consulting fees. The amount charged to operations for compensation to plaintiffs in settlement of the class action suits was charged to legal settlement expenses during 1997(see below).


LEGAL SETTLEMENT EXPENSE. In October 1997, the Company, its founder, its directors, certain officers, a former officer and director, its former auditor and its underwriter were named as defendants in three civil suits filed as class actions on behalf of individuals claiming to have purchased ADI Common Stock during the period from March 1997 to September 1997.

In April 1998, the Company entered into a settlement in principal that is memorialized in a Memorandum of Understanding (the "M.O.U.") with counsel for the plaintiffs to settle the suits. Terms of the settlement include cash consideration of $740,000 and 210,000 shares of the Company's common stock, of which the Company will issue 80,000 shares and the Company's founder, Osamah S. Bakhit will contribute 130,000 shares. Included in legal settlement expense for the year ended December 31, 1997 is a $620,000 charge, of which $480,000 is attributable to the issuance of 80,000 shares of common stock and $140,000 represents the Company's portion of the cash portion of the settlement. The Federal Court approved the final settlement agreement on March 15, 1999. See "Item 3 - Legal Proceedings".


INCOME (LOSS) FROM OPERATIONS. The Company incurred a loss of $3.1 million from operations for the year ended December 31, 1998. Loss from operations for the 1998 period, excluding the non-recurring expenses, would have been $1.8 million. The income from operations for the 1997 period, excluding the non recurring expenses and the legal settlement expense, would have been $2.8 million. The decrease in operating income is due to a decrease in net sales, gross profit and the increase in selling and administrative expenses. See "Net distributed services and inventory sales," "Net sales on consignment and marketing agreements," "Gross profit" and "Selling and administrative expenses."

INTEREST EXPENSES, NET. Net interest expense increased from $821,000, or 2.1% of net sales for the year ended December 31, 1997 to $2.3 million, or 8.1% of net sales for the year ended December 31, 1998. The increase in interest expense was partly due to an increase in borrowings under the Company's line of credit during the 1998 period. The increase was also due to approximately $470,000 interest incurred on the note payable for the purchase of the CFM56 engine during the year. The Company was also over-advanced on the line of credit, which resulted in BNY Financial Corporation charging the Company interest ranging from 9.5% to 13.5% per month, plus additional penalties and fees.

PROVISION FOR INCOME TAXES. The Company had a provision for income taxes during 1998 due to the Company increasing the reserve for the deferred tax asset.


YEAR 2000 COMPLIANCE

The Company has analyzed its Year 2000 compliance issues and developed solutions and contingency plans. Management's future estimate of costs to become year 2000 compliant is between $100,000 and $200,000, which includes the implementation of a new software system or an upgrade of the current systems. Management plans to implement the new software system purchased for approximately $100,000 in 1997. The Company does not separately track the internal costs incurred for the Y2K project. The Company estimated its future costs by assessing compensation and fringe benefits of internal employees working on the Y2K issues and fees of certain outside consultants.

Management has developed a specific project plan that it expects to complete by August 1, 1999. The project team is in the process of completing the installation of hardware and software, which will provide year 2000 compliance and provide a new integrated database to manage the business systems of the Company. Data transfer and file structure for the purchased software are being loaded and tested for specific application to the Company's needs. Outside consultants with experience and expertise in the software purchased by the Company have been engaged to assist in the implementation. Historical data is being transferred to the new software and tested for accuracy. Training programs have been developed and the training has begun for the new software. All testing to-date has been satisfactory.

If the new system is not running by August 1999 then the Company's first contingency plan is to upgrade the current systems to be Y2K compliant. If neither the new system nor the upgraded systems are running at December 31, 1999 then the current systems will begin to fail and the information will not be accurate. The Company will have to resort to performing manual invoices and a manual purchasing and perpetual inventory systems. A manual process could slow down the Company's operations and the Company may not meet customer delivery expectations.

The Company is confirming Y2K readiness with its major suppliers and customers. This will allow the Company to determine the reliable sources of aircraft parts and which companies will be ready to purchase aircraft parts in year 2000. Although the Company has many suppliers it purchases parts from there is no assurance that a critical supplier may not be Y2K compliant resulting in a material impact on the Company's operations.

As a distributor and re-seller of goods manufactured by other companies, the Company will do all that it reasonably can to ensure that any transactions for goods supplied to the Company and shipped to customers will not suffer from the change of date. However, there is no assurance that the Company's year 2000 remediation efforts will prevent all potential consequences.


LIQUIDITY AND CAPITAL RESOURCES

Since 1994 the Company has been financed primarily with its cash flow from financing activities. The Company had cash and cash equivalents of $80,000 as of December 31, 1997. The Company had restricted cash of $1.1 million and $8,000 as of December 31, 1997 and 1998, respectively.

The Company's operating activities used $8.1 million in 1997, principally related to increases in inventories, an increase in receivables from sales growth and extended sales terms. In 1998, operations used $3.0 million, with the principal uses being the $5.8 million loss and net reductions of $2.2 million in inventory purchase notes payable, offset by $3.8 million reductions in accounts and notes receivable.

In 1997, investing activities used $304,000, consisting of a $1.0 million increase in restricted cash and $376,000 of equipment purchases, net of $1.1 million of cash proceeds from the sale of the Company's former corporate headquarters facility. In 1998, investing activities provided net cash of $880,000 principally relating to a decrease in restricted cash due to a certificate of deposit that was used as collateral on a letter of credit issued to a vendor that was utilized in the second quarter of 1998.

Financing activities provided cash of $8.5 million in 1997 and $2.0 million in 1998. Net increases in line of credit borrowings were $3.7 million and $2.7 million, respectively. In 1997, the Company raised $5.3 million in its initial public offering and had a $923,000 net increase in long-term debt.

As of December 31, 1998 the Company had a working capital deficit of $2.6 million. This was primarily due to the decrease in accounts receivable as a result of the decrease in net sales and an increase in the borrowings on the line of credit resulting from the cash requirements for the shareholder lawsuits and the government investigations. See "Item 3 - Legal Proceedings."

The Company's Credit Facility provides for working capital loans of up to $15.0 million with interest at the Bank of New York Alternate Base Rate (7.75 percent at December 31, 1998) plus one percent subject to an availability calculation based on the eligible borrowing base. The eligible borrowing base includes certain receivables and inventories of the Company. The terms of the credit agreement provide for a facility non-use fee of 0.25% per annum of the difference between the facility amount and the average monthly balance. The Credit Facility matures on June 24, 2000.

BNY Financial Corporation has a fully perfected security interest against all assets of the Company, except restricted cash, in addition to a personal guarantee from the Company's founder and secured by 1 million shares of common stock pledged by the Company's founder.

The Credit Facility provides for the repayment of all debt and/or termination of the Credit Facility (i) in the event the Company voluntarily files under the federal bankruptcy laws or fails to dismiss, within 30 days, any petition filed against it in any involuntary case under such bankruptcy laws, (ii) if the lender believes the prospect of payment or performance of the indebtedness is impaired, or (iii) upon a change of control. The $15.0 million Credit Facility has certain financial covenants that require the Company to have a tangible net worth of at least $3.0 million beginning December 31, 1998, and that tangible net worth shall increase by $250,000 per quarter starting in 1998, to not make capital expenditures in any fiscal year in an amount in excess of $750,000, the ratio of EBITDA of the Company excluding interest income less taxes paid to all cash interest expenses of the Company plus all principal payments made by the Company to be less than two to one, and shall not at any time at the end of any month permit its working capital to be less than $4.0 million.

As of December 31, 1998, the Company was in default on certain covenants. On April 30, 1999, the financial institution issued the Company a waiver of the covenants that were in default and modified certain covenants for 1999.

In October 1998 the Company assigned all tax refunds from governmental agencies to BNY and issued 126,600 warrants to purchase common stock of the Company at $2.50 per share. At December 31, 1998 the Company has recorded a tax receivable representing over-paid taxes on the 1996 Federal and State tax returns of $393,000. In February 1999 the Company reduced the exercise price of the warrants from $2.50 to $1.00 per share.

On February 9, 1999 the Company amended its line of credit with BNY to increase the maximum loan amount to $20,000,000, add a $500,000 purchase order advance line, increase its unused line fee to 0.5% and increase its receivables advance rate for insured international receivables from 80% to 90%. The Company's permitted monthly overhead expense was reduced to an amount equal to or below $425,000 per month. The Company incurred a $50,000 fee for amending the line of credit.

The Company's long-term debt consists of the following: (i) note payable of $1.3 million at December 31, 1998 to a financial institution, due in monthly installments of $166,250 (principal and interest) to August 1999 with an interest rate of 9.5 percent; (ii) note payable of $626,000 at December 31, 1998 to a corporation, secured by specific inventory, an imputed interest rate of 9.5 percent and was settled in the first quarter of 1999 by offsetting transactions made with the corporation against the amount due Aviation Distributors, Inc.; and (iii) notes payable for $17,700.

In February 1998, the Company borrowed $2,140,000 from BNY Financial Corporation to purchase an aircraft engine. The note was due on April 27, 1998, and has an interest rate of Prime plus three percent plus other fees. The Company did not pay the required amount on the note in March 1998 and did not pay off the note by April 27, 1998. As a result, the Company incurred a $100,000 default penalty in March 1998. The bank further extended this note to June 30, 1998 for a $100,000 fee. The Company did not pay the balance of this note by June 30, 1998. The balance of the note, $776,000, was incorporated within the line of credit with BNY in the last quarter of 1998.

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

                           AVIATION DISTRIBUTORS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants    .  .  .  .  .  .  .  .  .  . .  .  .  .  .  .  .  . F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998.  .  .  .  .  .  .  . .  .  .  .  .  .  .  . F-3

Consolidated Statements of Operations for the Years ended December 31, 1997 and 1998. .  .  .  .  .  .  . F-4

Consolidated Statements of Stockholders' Equity (Deficit)
   for the years ended December 31, 1997 and 1998 .  .  .  .  .  .  .  .  .  .   .  . .  .  .  .  .  .  . F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1998. .  .  .  .  .  .  . F-6

Notes to Consolidated Financial Statements  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Aviation Distributors, Inc.

We have audited the accompanying consolidated balance sheets of Aviation Distributors, Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviation Distributors, Inc. as of December 31, 1997 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $5,795,772 for the year ended December 31, 1998, and, as of that date, the Company's current liabilities exceeded its current assets by $2,556,818 and its total liabilities exceeded its total assets by $2,093,837. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Irvine, California
May 3, 1999

        AVIATION DISTRIBUTORS, INC.
        CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,
                                                                   ---------------------------------------
                             ASSETS                                        1997                  1998
                                                                           ----                  ----
        CURRENT ASSETS:
                Cash and cash equivalents . . . . . . . . . .   . .$      80,218           $           -
                Restricted cash   . . . . . . . . . . . . . .   . .    1,103,444                   8,171
                Accounts receivable, net of allowance for
                 doubtful accounts of $300,000 and $620,000
                 at December 31, 1997 and 1998, respectively. . .      7,875,366               4,767,470
                Other receivables . . . . . . . . . . . . . .   . .      216,956                  69,238
                Inventories . . . . . . . . . . . . . . . . . . . .    9,384,573               9,356,386
                Prepaid expenses  . . . . . . . . . . . . . .   . .      344,283                 529,965
                Income tax receivable . . . . . . . . . . . .   . .      392,979                 392,979
                Current portion of notes receivable . . . . .   . .    1,781,172               1,276,750
                Deferred tax asset  . . . . . . . . . . . . .   . .      293,000                 101,000
                                                                      ----------              ----------
                     Total current assets . . . . . . . . . .   .     21,471,991              16,501,959
                                                                      ----------              ----------
        PROPERTY AND EQUIPMENT . . . . . . . . . . . . .             . 1,030,100               1,001,622
                Less - accumulated depreciation . . . . . . .   . .      337,908                 355,715
                                                                      ----------              ----------
                                                                         692,192                 645,907
                                                                      ----------              ----------
        Notes receivable from founder . . . . . . . . . . . . . . . . . .408,718                 408,718
        Other assets . . . . . . . . . . . . . . . . . .                 179,512                  29,351
        Notes receivable, net of current portion . . . .               1,272,071                       -
                                                                      ----------              ----------
                                                                       1,860,301                 438,069
                                                                    $ 24,024,484            $ 17,585,935
                                                                      ----------              ----------
                                                                      ----------              ----------

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

        CURRENT LIABILITIES:
                Checks issued not yet presented for payment . . . .    $ 984,031               $ 377,986
                Accounts payable  . . . . . . . . . . . . . .   . .    2,882,044               3,120,953
                Accrued liabilities . . . . . . . . . . . . .   . .      770,432                 838,446
                Line of credit  . . . . . . . . . . . . . . .   . .    9,289,188              12,791,538
                Current portion of long-term debt . . . . . .   . .    3,133,352               1,911,057
                Current portion of capital lease obligations  . . .       19,698                  18,797
                                                                      ----------              ----------
                     Total current liabilities  . . . . . . .   . .   17,078,745              19,058,777
                                                                      ----------              ----------
        Long-term debt, net of current portion . . . . .               2,582,826                   9,672
                                                                      ----------              ----------
        Capital lease obligations, net of current portion. . . .          14,674                  30,323
                                                                      ----------              ----------
        Other long-term liability  . . . . . . . . . . .                 480,000                 480,000
                                                                      ----------              ----------
        Deferred tax liability . . . . . . . . . . . . .                  93,000                 101,000
                                                                      ----------              ----------
        STOCKHOLDERS' EQUITY (DEFICIT):
                Preferred stock, par value of $.01, 3,000,000
                 shares authorized; none issued and outstanding                -                       -
                Common stock, par value of $.01, 10,000,000
                 shares authorized; 3,165,000 shares issued;
                 3,165,000 and 3,122,000 outstanding at
                 December 31, 1997 and 1998, respectively . . . . .       31,650                  31,650
                Additional paid in capital  . . . . . . . . . . . .    5,658,099               5,658,099
                Accumulated deficit . . . . . . . . . . . . . . . .   (1,914,510)             (7,710,282)
                Treasury stock, 43,000 shares at cost . . . . . . .            -                 (73,304)
                                                                      ----------              ----------
                     Total stockholders' equity (deficit) . . . . .    3,775,239              (2,093,837)
                                                                      ----------              ----------
                                                                    $ 24,024,484            $ 17,585,935
                                                                      ----------              ----------



  The accompanying notes are an integral part of these consolidated statements.

            AVIATION DISTRIBUTORS, INC.
       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year Ended December 31,
                                                            ----------------------------
                                                                 1997            1998
                                                                 ----            ----
NET DISTRIBUTED SERVICES AND INVENTORY SALES ............   $ 37,851,114     $28,185,451
NET SALES ON CONSIGNMENT AND
 MARKETING AGREEMENTS ...................................      1,112,845         247,120
                                                              ----------      ----------

TOTAL NET SALES .........................................     38,963,959      28,432,571
COST OF SALES ...........................................     29,608,994      22,596,436
                                                              ----------      ----------

        Gross profit ....................................      9,354,965       5,836,135
SELLING AND ADMINISTRATIVE EXPENSES .....................      6,528,256       7,593,018
LEGAL SETTLEMENT EXPENSE ................................        620,000              --
NON-RECURRING EXPENSES ..................................        968,052       1,311,153
                                                              ----------      ----------

        Income (loss) from operations ...................      1,238,657      (3,068,036)
OTHER (EXPENSE) INCOME:
        Interest expense ................................     (1,255,483)     (2,560,930)
        Interest income .................................        434,290         263,796
        Gain (loss) on disposal of assets ...............         79,772        (148,666)
        Other income ....................................         38,256           5,064
                                                              ----------      ----------
        Income (loss) before provision
         for income taxes ...............................        535,492      (5,508,772)
PROVISION FOR INCOME TAXES ..............................        131,000         287,000
                                                              ----------      ----------

        NET INCOME (LOSS) ...............................   $    404,492    $ (5,795,772)
                                                              ----------      ----------
                                                              ----------      ----------

        Basic net income (loss) per share ...............   $       0.14    $      (1.85)
                                                              ----------      ----------
                                                              ----------      ----------

        Diluted net income (loss) per share .............   $       0.14    $      (1.85)
                                                              ----------      ----------
                                                              ----------      ----------

Basic weighted average shares outstanding ...............      2,910,000       3,140,000
Effect of dilutive stock options ........................         43,108              --
                                                              ----------      ----------
Diluted weighted average shares outstanding .............      2,953,108       3,140,000
                                                              ----------      ----------
                                                              ----------      ----------

                           AVIATION DISTRIBUTORS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                     Common stock            Treasury stock                                               Total
                               ------------------------   -------------------        Additional                       stockholders'
                                  Number                    Number                      paid          Accumulated         equity
                               of shares        Amount    of shares     Amount       in capital         deficit         (deficit)
Balance at January 1, 1997  . . 1,785,000      $17,850        -         $     -     $  389,150         $(2,319,002)     $(1,912,002)

  Initial public offering . . . 1,380,000       13,800        -               -      5,268,949                   -        5,282,749

    Net income . . . . . .              -            -        -               -              -             404,492          404,492
                                ---------       ------    ------        -------      ---------           ---------        ---------
Balance at December 31, 1997. . 3,165,000       31,650        -               -      5,658,099          (1,914,510)       3,775,239

    Purchase of treasury stock .        -            -    43,000        (73,304)             -                   -          (73,304)

    Net loss . . . . . . . . . .        -            -        -               -              -          (5,795,772)      (5,795,772)
                                ---------       ------    ------        -------      ---------           ---------        ---------
Balance at December 31, 1998 . .3,165,000      $31,650    43,000       $(73,304)    $5,658,099         $(7,710,282)     $(2,093,837)
                                ---------       ------    ------        -------      ---------           ---------        ---------
                                ---------       ------    ------        -------      ---------           ---------        ---------

                          AVIATION DISTRIBUTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended December 31,
                                                                                           -----------------------
                                                                                           Restated
                                                                                            1997           1998
                                                                                            ----           -----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss) .............................................................  $   404,492    $(5,795,772)
         Adjustments to reconcile net income (loss) to net cash
             used in operating activities:
             Principal payments on note receivable .....................................    1,619,140      1,776,493
             Borrowings on notes payable related to inventory purchases ................    3,730,175      2,423,586
             Principal payments on notes payable
                related to inventory purchases .........................................   (3,365,506)    (4,552,354)
             Reduction in amount due on notes payable
                related to inventory purchases in exchange for
                reduction in accounts receivable .......................................           -      (1,057,573)
             Legal settlement ..........................................................      (80,000)             -
             Principal payments on note payable
                related to legal settlement ............................................     (820,000)             -
             Loss (gain) on disposition of property and equipment.......................      (79,772)       148,666
             Depreciation and amortization .............................................      281,550        327,606
             Changes in assets and liabilities:
                    Accounts receivable, net ...........................................   (3,484,887)     3,107,896
                    Other receivables ..................................................    (150,684)        147,718
                    Inventories ........................................................  (6,517,817)         28,187
                    Prepaid expenses ...................................................    (274,559)       (185,682)
                    Income tax receivable...............................................    (392,979)              -
                    Deferred tax asset..................................................      93,000         192,000
                    Other assets........................................................     (11,715)        150,161
                    Accounts payable....................................................      37,246         238,909
                    Accrued liabilities.................................................     393,388          68,014
                    Other long term liability...........................................     480,000               -
                    Deferred tax liability..............................................       7,000           8,000
                                                                                          ----------      ------------
                      Net cash used in operating activities.............................  (8,131,928)     (2,974,145)
                                                                                          ----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment............................................    (376,398)       (214,841)
         Proceeds from the sale of property and equipment...............................   1,112,050               -
         Decrease (Increase) in restricted cash.........................................  (1,039,986)      1,095,273
                                                                                          ----------      ------------
                  Net cash provided by (used in) investing activities...................    (304,334)        880,432
                                                                                          ----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Borrowings on lines of credit..................................................  43,103,511      31,249,446
         Principal payments on lines of credit.......................................... (39,397,798)    (28,523,015)
         Borrowings on long-term debt...................................................     519,800               -
         Principal payments of long-term debt...........................................  (1,443,491)         (6,916)
         Principal payments of capital lease obligations................................     (18,867)        (26,671)
         Checks issued not yet presented for payment....................................     453,591        (606,045)
         Acquisition of treasury stock..................................................           -         (73,304)
         Net proceeds from initial public offering......................................   5,282,749               -
                                                                                           ----------      ------------
                  Net cash provided by financing activities.............................   8,499,495       2,013,495
                                                                                          ----------      ------------
Net increase (decrease) in cash and cash equivalents....................................      63,233         (80,218)
Cash and cash equivalents at beginning of period........................................      16,985          80,218
                                                                                          ----------      ------------
Cash and cash equivalents at end of period..............................................     $80,218      $        -
                                                                                          ----------      ------------
                                                                                          ----------      ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
                  Interest..............................................................  $1,323,206      $ 2,572,895
                                                                                          ----------      ------------
                                                                                          ----------      ------------
                  Income taxes..........................................................    $399,203      $    84,615
                                                                                          ----------      ------------
                                                                                          ----------      ------------


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

For the years ended December 31, 1997 and 1998, approximately 56.5% and 57.8% respectively, of the Company's net sales were export sales. These export sales by region were approximately as follows:

                                                                                              DECEMBER 31,
                                                                                           -----------------
                                                                                           1997         1998
                                                                                           ----         ----
Pacific Rim  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  19.5%        17.9%
Europe .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  21.2         17.5
Latin/South America.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  12.0         16.1
Africa/Middle East .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   3.8          6.3
                                                                                           ----         ----
                                                                                           56.5%        57.8%
                                                                                           ----         ----
                                                                                           ----         ----

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

                           AVIATION DISTRIBUTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

FINANCIAL INSTRUMENTS

At December 31, 1998 and 1997, the carrying value of the Company's financial instruments (cash and cash equivalents, accounts receivable, notes receivable, lines of credit, other liabilities due in less than one year and notes payable) approximated their fair values due to the relatively short maturity of the instruments or because the interest rates on the instruments are comparable to market rates.

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

For the year ended December 31, 1998, sales from Company owned inventory, pursuant to consignment and marketing agreements and pursuant to outside sourcing represented approximately 14%, 1% and 85%, respectively of the Company's net sales. For the year ended December 31, 1997, sales from Company owned inventory, pursuant to consignment and marketing agreements and pursuant to outside sourcing represented approximately 20%, 3% and 77%, respectively of the Company's net sales.

INCOME TAXES

The Company accounts for income taxes using the liability method prescribed by Statement of Financial Accounting Standards (SFAS") No. 109, "Accounting for Income Taxes."

BASIC AND DILUTED NET INCOME (LOSS) PER SHARES

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all convertible shares and stock options were converted or exercised, unless such assumption would be antidilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

STOCK BASED COMPENSATION

The Company has elected to continue to account for stock-based compensation plans under the intrinsic value method. The impact of applying the fair value method discussed in SFAS No. 123 in 1997 and 1998 is immaterial to the financial statements of the Company; therefore, pro forma information is not presented.

NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which applies only to publicly held business entities. A reportable segment, referred to as an operating segment, is a component of an entity about which separate financial information is produced internally, that is evaluated by the chief operation decision-maker to assess performance and allocate resources. SFAS 131 is effective for financial statements issued for periods beginning after December 15, 1997. Because the Company operates in only one segment, the adoption of SFAS 131 did not have a material effect on disclosures in the Company's financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 financial statements to conform to the current year presentation.

                        AVIATION DISTRIBUTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2  - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company sustained a substantial loss from operations in 1998; has used, rather than provided, cash in its operations; and has deficits in working capital and stockholders' equity at December 31, 1998. In addition, the Company is in an over advance position on its line of credit, which limits its ability to obtain additional operating capital from its primary lender. Also, as discussed in note 9, the impact on the Company of certain governmental investigations cannot be determined at this time.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets, are dependent upon continued operations of the Company. This in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence. Ongoing expenses have been reduced by salary reductions, headcount reductions and other cost saving measures implemented. To further reduce ongoing expenses, the Australian warehouse and European sales office were closed, relocating the inventory and the sales function to California. The class action lawsuits have been settled. As a result, management expects the nonrecurring and abnormal expenses caused by the lawsuits and other legal issues to decline by more than $1 million. Settlement of legal issues will also allow management to concentrate on managing, improving and expanding the business. The financial structure of the bank loan has been modified to include a purchase order advance line. Parallel discussions are in process to obtain a bridge loan, subordinated loan and/or equity financing. Management believes that new financing will allow an improvement in vendor relations, which in turn will improve financial flexibility.

NOTE 3  - AIRCRAFT TRANSACTIONS:

During 1995, the Company purchased commercial aircraft and engines which were subsequently sold in exchange for a note receivable (see Note 5) secured by an irrevocable letter of credit provided by the customer. The Company purchased the aircraft through proceeds from a note payable (see Note 8) to a financial institution which is secured by the customer note receivable (see Note 11).

NOTE 4 - NOTES RECEIVABLE:

Notes receivable consist of the following:

                                                                                           DECEMBER 31,
                                                                                      -----------------------
                                                                                      1997               1998
                                                                                      ----               ----
Notes receivable from a corporation, secured by an Irrevocable Letter of Credit, due in monthly installments of $166,250 (principal and interest) to August
  1999 with an interest rate of 9.5 percent (see Notes 4 and 8)   .  .  .  .  .  .  . $3,053,243       $1,276,750

         Less - Current portion  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  1,781,172        1,276,750
                                                                                      ----------       ------------
                                                                                      $1,272,071       $         -
                                                                                      ----------       ------------
                                                                                      ----------       ------------

                        AVIATION DISTRIBUTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 5 - NOTES RECEIVABLE FROM FOUNDER:

Mr. Osamah S. Bakhit is the founder of the Company and is currently a consultant for the Company. The Company loaned $328,718 to Mr. Bakhit in December 1995 and $80,000 in December 1996. The loans are in the form of notes, bearing interest at 6 percent, payable in quarterly installments aggregating $102,180. Interest on the notes has been paid through June 1998 and the Board of Directors of the Company had approved the deferral of principal and interest payments to December 31, 1999.

NOTE 6 - PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:
                                                                                            DECEMBER 31,
                                                                                      -----------------------
                                                                                      1997               1998
                                                                                      ----               ----
Computer equipment and software.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $   510,775     $   321,495
Furniture and fixtures.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       266,929         369,318
Leasehold improvements.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       115,783         164,910
Machinery and equipment  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        91,162         100,448
Autos  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        45,451          45,451
                                                                                      ------------    --------------
                                                                                       $1,030,100     $ 1,001,622
                                                                                      ------------    --------------
                                                                                      ------------    --------------

NOTE 7 - LINE OF CREDIT:

At December 31, 1998, the Company's Credit Facility provided for working capital loans of up to the lesser of $15,000,000 (facility amount) or the advance rate against qualified accounts receivable and inventory, with interest at the Bank of New York Alternate Base Rate (7.75 percent at December 31, 1998) plus one percent. Based on the advance rate formula, the Company was over advanced by approximately $249,000 at December 31, 1998. The borrowing rate is subject to a premium of 0.50 percent per annum when the facility is over advanced. The terms of the credit agreement provide for a facility non-use fee of 0.25 percent per annum of the difference between the facility amount and the average monthly balance.

BNY Financial Corporation has a fully perfected security interest against all assets of the Company, except restricted cash, in addition to a personal guarantee from the Company's founder and secured by 1 million shares of common stock pledged by the Company's founder. The Credit Facility matures on June 24, 2000. See Note 14 regarding subsequent amendment.

The credit facility has general financial covenants related to the Company's financial condition. At December 31, 1998, the Company was in default on certain covenants. On April 30, 1999, the financial institution issued the Company a waiver of the covenants that were in default and modified certain covenants for 1999.

In October 1998, the Company assigned all tax refunds from governmental agencies to BNY as a pledge of additional collateral and issued 126,600 warrants to BNY to purchase common stock of the Company at $2.50 per share, expiring on October 31, 2003. In February 1999, the Company reduced the exercise price of the warrants from $2.50 to $1.00 per share. The estimated value of the warrants is immaterial to the financial statements of the Company. At December 31, 1998 the Company had a tax receivable representing over-paid taxes on the 1996 Federal and State tax returns of approximately $393,000.

NOTE 8 - LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                           DECEMBER 31,
                                                                                      ------------------------

                                                                                      1997               1998
                                                                                      ----               ----
Note payable to a financial institution, due in monthly installments of $166,250
  (principal and interest) to August 1999, secured by a
  note receivable (see Note 5), with an interest rate of 9.5 percent.  .  .  .  .  .  $3,053,243     $1,276,750

Non-interest bearing note payable to a corporation, secured by specific inventory, with an imputed interest rate of 9.5 percent, net of discount of
  $79,343 at December 31, 1998. Amounts owed under this note are payable in
  November 1999. The Company is attempting to settle these amounts by offsetting amounts due against certain receivables owed to the Company
  by the Corporation  .  .  .  .  .  .  .  .  .  . . . . . . . . . . . . . . . . . .   2,638,317        626,277

Note payable to a corporation, secured by an automobile, due in monthly installments of $485, (principal and interest) to
  July 2001, with an interest rate of 8.15 percent.  .  .  .  .  .  .  .  .  .  .  .      17,663         13,511

Note payable to a corporation, secured by equipment, due in monthly installments of $347 (principal and interest) to February 2000, with
  an interest rate of 24 percent.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       6,955          4,191
                                                                                      ----------      -----------
                                                                                       5,716,178      1,920,729
Less - Current portion .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   3,133,352      1,911,057
                                                                                      ----------      -----------
                                                                                      $2,582,826      $   9,672
                                                                                      ----------      -----------
                                                                                      ----------      -----------


Future annual principal payments on long-term debt at December 31, 1998 are as follows:


                                YEAR ENDING
                                DECEMBER 31,
                                    1999.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $1,911,057
                                    2000.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       5,984
                                    2001.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       3,688
                                                                                        --------------
                                                                                        $1,920,729
                                                                                        --------------
                                                                                        --------------

                        AVIATION DISTRIBUTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9 - COMMITMENTS AND CONTINGENCIES:

The Company leases equipment and facilities under noncancelable operating and capital leases. As of December 31, 1998, the annual minimum lease commitments are:


                      YEAR ENDING
                      DECEMBER 31,                              CAPITAL     OPERATING
                      ------------                              -------     ---------

                      1999.  .  .  .  .  .  .  .  .  .  .  .    $24,311     $  396,401
                      2000.  .  .  .  .  .  .  .  .  .  .  .     13,718        410,974
                      2001.  .  .  .  .  .  .  .  .  .  .  .     10,893        426,996
                      2002.  .  .  .  .  .  .  .  .  .  .  .      9,804        422,678
                      2003.  .  .  .  .  .  .  .  .  .  .  .        717        433,295
                      Thereafter.  .  .  .  .  .  .  .  .  .          -        527,408
                                                                ---------   ------------
                                                                 59,443     $2,617,752
                                                                ---------   ------------
                                                                ---------   ------------

                      Less - Amount representing interest.  .    10,323
                                                                ---------
                                                                 49,120

                      Less - Current portion .  .  .  .  .  .    18,797
                                                                ---------
                                                                $30,323
                                                                ---------
                                                                ---------

Rent expense for the years ended December 31, 1997 and 1998 was $123,610 and $449,967, respectively.

The Company supplies certain parts to its customers through various consignment agreements, under which the Company takes possession of a vendor's inventory, and through exclusive marketing agreements, under which the Company markets the vendors' inventory, which remains in the vendors' possession. These agreements are generally entered into on a long-term basis. There were no consignment agreements or marketing agreements in effect at December 31, 1998.

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

EMPLOYMENT CONTRACTS

The Company has contracts with certain key employees and the Company's founder. The contracts provide for all normal employee benefits, incentive compensation under the Executive Incentive Compensation Plan and options to purchase shares of common stock at an option price of $5 per share. The agreements expire from April 1, 1999 to December 31, 2001 and will automatically renew for an additional term ranging from three to five years unless cancelled upon 90 days written notice.

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

                        AVIATION DISTRIBUTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



In April 1998, the Company entered into a settlement in principle, which is memorialized in a Memorandum of Understanding (the M.O.U."), with counsel for the plaintiffs to settle the suits. Terms of the settlement include cash consideration of $740,000 and 210,000 shares of the Company's common stock, of which the Company will issue 80,000 shares and the Company's founder, Osamah S. Bakhit, will contribute 130,000 shares. Included in legal settlement expense for the year ended December 31, 1997 is a $620,000 charge, of which $480,000 is attributable to the issuance of 80,000 shares of common stock and $140,000 represents the Company's portion of the cash consideration. The Federal Court approved this settlement agreement on March 15, 1999.

Both a Federal grand jury and the Securities and Exchange Commission have commenced investigations into the allegations referred to above. The investigations are continuing and the Company is unable, at this time, to evaluate the possible outcome of the investigations or their impact on the Company.

NOTE 10 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

For the years ended December 31, 1997 and 1998, activity with respect to the Company's allowance for doubtful accounts is summarized as follows:


                  YEAR ENDING
                  DECEMBER 31,                                           1997             1998
                  ------------                                           ----             ----

                  Beginning balance.  .  .  .  .  .  .  .  .  .  .  .  $ 410,500         $ 300,000
                  Charged to expense  .  .  .  .  .  .  .  .  .  .  .    222,713           828,504
                  Amounts written off .  .  .  .  .  .  .  .  .  .  .   (333,213)         (508,504)
                                                                       ----------        ---------

                  Ending balance.  .  .  .  .  .  .  .  .  .  .  .  .  $ 300,000         $ 620,000
                                                                       ----------        ---------
                                                                       ----------        ---------



NOTE 11 - CONCENTRATION OF CREDIT RISK:

Substantially all of the Company's sales are to airlines, other aircraft operators and other aircraft parts suppliers. Concentrations of credit risk with respect to trade accounts receivable are generally diversified due to the large number of customers and their dispersion worldwide. The Company also performs credit evaluations on its customers throughout the year. As a result of an aircraft sale that was taken on terms (see Note 4), the note receivable from one customer accounted for approximately 12.7 percent and 7.3 percent of total assets at December 31, 1997 and 1998, respectively.

The Company distributes products in the United States and abroad to commercial airlines, air cargo carriers, distributors, maintenance facilities and other aerospace companies. The Company's credit risk consists of accounts receivable denominated in U.S. dollars from customers in the aircraft industry. The Company performs periodic credit evaluations of its customers' financial condition and provides an allowance for doubtful accounts as required. The Company has purchased insurance to reduce the risk of collection of a portion of amounts receivable from qualifying foreign customers. The Company, at times, offers extended payments terms of up to one year on its receivables.

The Company had one customer that represented 10.9 percent of net sales at December 31, 1998. The Company had two customers that represented 16.9 percent and 12.8 percent of accounts receivable at December 31, 1997.

                        AVIATION DISTRIBUTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12 - INCOME TAXES:

The components of the provision for income taxes consist of the following:



                                                                         1997              1998
                                                                         ----              ----
                  Current:
                    Federal.  .  .  .  .  .  .  .  .  .  .  .  .  .     $ 28,000       $   50,000
                    State  .  .  .  .  .  .  .  .  .  .  .  .  .  .        3,000           37,000
                                                                       ---------        ---------
                                                                          31,000           87,000
                                                                       ---------        ---------

                  Deferred:
                    Federal.  .  .  .  .  .  .  .  .  .  .  .  .  .       85,000          159,000
                    State  .  .  .  .  .  .  .  .  .  .  .  .  .  .       15,000           41,000
                                                                       ---------        ---------
                                                                         100,000          200,000
                                                                       ---------        ---------
                                                                       $ 131,000        $ 287,000
                                                                       ---------        ---------
                                                                       ---------        ---------

The reconciliation of income tax expense computed at the U.S. Federal statutory rate to income tax expense is as follows:


                                                                         1997              1998
                                                                         ----              ----

                  Tax at U.S. Federal statutory rates.  .  .  .  .  .  $ 173,000     $ (1,873,000)
                  State income taxes, net of federal effect.  .  .  .     31,000         (331,000)
                  Change in valuation allowance.  .  .  .  .  .  .  .   (100,000)       2,310,000
                  Permanent differences  .  .  .  .  .  .  .  .  .  .     33,000           20,000
                  Other, net .  .  .  .  .  .  .  .  .  .  .  .  .  .     (6,000)         161,000
                                                                       -----------   -------------
                                                                       $ 131,000      $   287,000
                                                                       -----------   -------------
                                                                       -----------   -------------

Deferred income taxes arise as a result of differences in the methods used to determine income for financial reporting versus income for tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                         1997              1998
                                                                         ----              ----

                  Depreciation.  .  .  .  .  .  .  .  .  .  .  .  .  .  $ (93,000)      $ (101,000)
                                                                       -----------      -----------
                    Gross deferred tax liabilities .  .  .  .  .  .  .    (93,000)        (101,000)
                                                                       -----------   -------------
                  Inventory reserve .  .  .  .  .  .  .  .  .  .  .  .     90,000           59,000
                  Allowance for doubtful accounts  .  .  .  .  .  .  .    120,000          249,000
                  Operating accruals and capitalized inventory costs      194,000          252,000
                  Legal settlement  .  .  .  .  .  .  .  .  .  .  .  .    256,000          256,000
                  Net operating loss carryforwards .  .  .  .  .  .  .    256,000        2,218,000
                                                                       -----------      -----------
                    Gross deferred tax assets.  .  .  .  .  .  .  .  .    916,000        3,034,000
                                                                       -----------      -----------

                    Deferred tax assets valuation allowance .  .  .  .   (623,000)      (2,933,000)
                                                                       -----------      -----------

                                                                      $   200,000      $         -
                                                                       -----------      -----------
                                                                       -----------      -----------

The Company has federal and state net operating loss carryforwards of approximately $5,828,000 and $2,596,000, respectively, which expire between years 2001 and 2013.

NOTE 13 - STOCK BASED COMPENSATION PLANS

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


The following is a summary of the Company's stock option plan:


                                                                                         WEIGHTED AVERAGE
                                                                        SHARES            EXERCISE PRICE
                                                                        ------            --------------

                  Outstanding at December 31, 1995.  .  .  .  .  .  .        -                $     -
                  Granted .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    150,000                  5.00
                                                                        ----------            --------

                  Outstanding at December 31, 1996.  .  .  .  .  .  .    150,000                  5.00
                  Granted .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     30,000                  5.00
                  Forfeited  .  .  .  .  .  .  .  .  .  .  .  .  .  .    (16,600)                 5.00
                                                                        ----------            --------
                  Outstanding at December 31, 1997.  .  .  .  .  .  .    163,400                  5.00
                  Granted    .  .  .  .  .  .  .  .  .  .  .  .  .  .     80,000                  5.00
                  Forfeited  .  .  .  .  .  .  .  .  .  .  .  .  .  .    (12,700)                 5.00
                                                                        ----------            --------
                  Outstanding at December 31, 1998.  .  .  .  .  .  .    230,700              $   5.00
                                                                        ----------            --------
                                                                        ----------            --------


                                                                         1997                  1998
                                                                         ----                  ----

                  Exercisable at the end of the year.  .  .  .  .  .   73,723                97,542

Weighted average fair value of options granted  .   .  .  .  .  .  .   $ 0.96                $ 2.13

The fair value of each option grant is estimated on the date of grant using the Black Scholes method. The following assumptions were used for grants in 1997 and 1998: risk-free rate of 5.5 percent; no expected dividend yield; expected volatility of zero and 52 percent, respectively; and an expected life of 3 to 4 years.

NOTE 14 - SUBSEQUENT EVENT

On February 9, 1999 the Company amended its Credit Facility with BNY to increase the maximum loan amount to $20,000,000, increase its unused line fee to 0.5%, increase its receivables advance rate and extend the loan expiration date to June 21, 2002. This is based on the requirement that the Company reduce its monthly overhead expenses to an amount equal to or below $425,000 per month. The Company incurred a $50,000 fee for amending the Credit Facility.

                                    PART III


ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


EXECUTIVE                        AGE          TITLE
---------                        ---          -----
Saleem S. Naber                  69           Chief Executive Officer, President and Director
Gary L. Joslin                   62           Chief Financial Officer and Director
Osamah S. Bakhit                 49           Founder, Marketing and Sales Advisor
Jeffrey G. Ward                  39           Executive Vice President
Elizabeth Morgan                 35           Vice President - Marketing
Steven J. Mangione               35           Vice President - Finance and Controller
Bruce H. Haglund                 47           Secretary, Director, Chairman of the Audit Committee
Daniel C. Lewis                  49           Director and Member of the Audit Committee
William T. Walker, Jr.           67           Director and Member of the Audit Committee

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

GARY L. JOSLIN, CHIEF FINANCIAL OFFICER AND DIRECTOR. Mr. Joslin, who became Chief Financial Officer and Director in April 1998, served as a management and financial consultant prior to joining ADI. Previously, he served as a senior financial executive in the wholesale and retail segments of the building materials and equipment industry for companies ranging in size from $70 million to $450 million, including Prime Source, Inc. He also served in numerous financial positions with Wickes Companies, a multi-billion-dollar conglomerate involved in retailing, wholesaling, and manufacturing. Mr. Joslin holds a Bachelor of Science degree in Accounting from California State University - Long Beach and is a licensed CPA. Mr. Joslin is also a member of the Executive Committee of the Company.

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

ELIZABETH MORGAN, VICE PRESIDENT - MARKETING. Ms. Morgan has 13 years of experience in aircraft parts sales. Ms. Morgan is responsible for the operations and sales of the Company's consignment sales and marketing agreements. Prior to joining the Company in 1994, Ms. Morgan was the Director of Marketing for Pacific Airmotive, a division of UNC. In addition, Ms. Morgan has worked for several other companies in aircraft sales.

STEVEN J. MANGIONE, VICE PRESIDENT - FINANCE AND CONTROLLER. Mr. Mangione, who became Vice President Finance and Controller, in April 1999, has over 12 years of experience in accounting and tax services and business consulting. He received a Bachelor of Science in Business Administration and Accounting from the University of Hartford in Connecticut, and graduated magna cum laude. From 1988 to 1993 he worked for Arthur Andersen, LLP, where he supervised audit engagements and prepared and reviewed financial reports. Mr. Mangione opened his own consulting practice in 1993 and has consulted for many of Orange County California's large publicly traded companies as well as many small start-up companies. He is a licensed CPA and member of the American Institute of Certified Public Accountants and California Society of Certified Public Accountants.

BRUCE H. HAGLUND, SECRETARY AND DIRECTOR. Mr. Haglund has served as General Counsel of the Company since 1992 and has served as Secretary and a director of the Company from June 1996 to present. He has served as a Director of the Company since 1989. Mr. Haglund is a principal in the law firm of Gibson, Haglund & Johnson in Orange County, California where he has been engaged in the private practice of law since 1980. He is also a member of the Boards of Directors of Metalclad Corporation, HydroMaid International, Inc., Renaissance Golf Products, Inc., Santa Barbara Restaurant Group and VitriSeal, Inc. Mr. Haglund has a J.D. from the University of Utah College of Law. Mr. Haglund is also the Chairman of the Audit Committe of the Board and a member of the Executive Committee of the Company.

DANIEL C. LEWIS, DIRECTOR. Mr. Lewis became a director of the Company in March 1997. Mr. Lewis currently serves as President of Booz-Allen & Hamilton, Inc. ("Booz-Allen") where he heads the firm's worldwide operations. At Booz-Allen, Mr. Lewis is a member of the Commercial Leadership Team, Operating Council, and is a former Director of the company. Prior to joining Booz-Allen, Mr. Lewis was a materials manager in Warner-Lambert's consumer products group. Prior to Warner-Lambert, Mr. Lewis was with Sundstrand working in the machine tool and aerospace business. Mr. Lewis has a B.S. in Industrial Supervision and a B.A. in Applied Science from Purdue University and an M.B.A. from Fairleigh Dickinson University. Mr. Lewis is also a member of the Audit Committee of the Board.

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

ITEM 9.      EXECUTIVE COMPENSATION

The Company incorporates herein by reference the information concerning executive compensation contained in the 1999 Proxy Statement.


ITEM 10.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1999 Proxy Statement.


ITEM 11. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company incorporates herein by reference the information concerning changes in and disagreements with accountants on accounting and financial disclosure contained in the 1999 Proxy Statement.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1999 Proxy Statement.

                                     PART IV

ITEM  13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report on Form 10-KSB:

         1. Financial Statements for the periods ended December 31, 1997 and
1998:

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

         2.  Exhibits

The following exhibits are being filed with this Annual Report on Form 10-KSB and/or are incorporated by reference therein in accordance with the designated footnote references:


          3.1 Amended and Restated Certificate of Incorporation of the Registrant. (1)
          3.2 Bylaws, as amended, of the Registrant. (1)
          3.3 Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (1)
          4.1 Specimen Common Stock Certificate. (1)
          9.1 Voting Trust Agreement, dated November 17, 1997, by and among Osamah Bakhit, Aviation Distributors, Inc., and Dirk O. Julander, as trustee. (2)
         10.2 1996 Stock Option and Incentive Plan. (1)
         10.3 Aircraft Purchase Agreement, dated August 8, 1995, by and between Alia The Royal Jordanian Airlines and
              Aviation Distributors, Inc. (1)
         10.4 Credit and Security Agreement, dated June 25, 1997, by and between
              Aviation Distributors, Inc. and BNY Financial Corporation. (3)
         10.5 Secured and Guaranteed Promissory Note, dated February 24, 1998, by and between Aviation Distributors, Inc. and BNY Financial
              Corporation. (3)
         10.6 Amended and Restated Employment Agreement, dated as of July 16, 1996, by and between Osamah S. Bakhit and Aviation Distributors, Inc. (1)
         10.7 Employment Agreement, dated as of July 16, 1996, by and between
              Mark W. Ashton and Aviation Distributors, Inc. (1)
         10.8 Employment Agreement, dated as of July 16, 1996, by and between
              Jeffrey G. Ward and Aviation Distributors, Inc. (1)
         10.9 Commercial Lease, dated June 11, 1996, by and between Francis
              De Leone and Aviation Distributors, Inc. (1)
        10.10 Amendment to Employment Agreement, dated November 17, 1997, by and between Osamah S. Bakhit and Aviation Distributors, Inc. (3)
        10.11 Amendment to Employment Agreement, dated November 17, 1997, by and between Mark W. Ashton and Aviation Distributors, Inc. (3)
        10.12 Lease, dated as of July 9, 1997, by and between Olen Properties Corp.
              and Aviation Distributors, Inc. (3)
        10.13 Amended and Restated Promissory Note from Osamah S. Bakhit to
              Aviation Distributors, Inc., dated as of  December 31, 1995. (1)
        10.14 Settlement Agreement dated as of November 1, 1996. (1)
        10.15 Form of Indemnity Agreement. (1)
        10.33 Promissory Note between Aviation Distributors, Inc. and
              Osamah S. Bakhit, dated December 31, 1996. (1)


         (1) Filed with the Company's Registration Statement on Form SB-2 dated March 3, 1997.
         (2) Filed with the Company's Current Report on Form 8-K dated August 29, 1997.
         (3) Filed with the Company's Form 10-KSB dated April 20, 1998.

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

                                         AVIATION DISTRIBUTORS, INC.

                                         By: /s/       SALEEM S. NABER
                                             ------------------------------
                                                       Saleem S. Naber
                                                       Chief Executive Officer
Date:  May 11, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                   TITLE                                      DATE
----------                                   -----                                      ----


/s/        SALEEM S. NABER                  Chief Executive Officer                   May 11, 1999
---------------------------------
           Saleem S. Naber                  President and Director
                                           (Principal Executive Officer)


/s/        GARY L. JOSLIN                   Chief Financial Officer                   May 11, 1999
---------------------------------
           Gary L. Joslin                   and Director (Principal
                                            accounting officer)


/s/       BRUCE H. HAGLUND                  Director                                  May 11, 1999
---------------------------------
          Bruce H. Haglund