Form 10-Q
period 1999-03-31
AVIATION DISTRIBUTORS INC
filed 1999-05-17
CIK 1018645

            AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 17, 1999

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

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1999
                               ----------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                    to
                              --------------------  ------------------------


                         Commission file number 0-29028

                           Aviation Distributors, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

    Delaware                                                 33-0715685
--------------------------------------------------------------------------------
 (State or Other Jurisdiction of            (I.R.S. employer Identification No.)
  Incorporation or Organization)

    One Capital Drive Lake Forest, California                   92630
  --------------------------------------------------------------------------
    (Address of Principal Executive Offices)                  (Zip Code)

      Registrant's Telephone Number, Including Area Code   (949) 586-7558
                                                         -------------------

         Indicate by check (X) whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  (X)    NO  ( )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,202,000 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF MAY 17, 1999.

                           AVIATION DISTRIBUTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,                 MARCH 31,
                                      ASSETS                            1998                        1999
                                                                        ----                        ----
CURRENT ASSETS:
      Restricted cash   . . . . . . . . . . . . . . . . . . . . .   $      8,171                $      7,462
      Accounts receivable, net of allowance
       for doubtful accounts of $620,000. . . . . . . . . . . . .      4,767,470                   7,077,038
      Other receivables . . . . . . . . . . . . . . . . . . . . .         69,238                     197,889
      Inventories . . . . . . . . . . . . . . . . . . . . . . . .      9,356,386                   9,223,332
      Prepaid expenses  . . . . . . . . . . . . . . . . . . . . .        529,965                     344,912
      Income tax receivable . . . . . . . . . . . . . . . . . . .        392,979                     392,979
      Current portion of notes receivable . . . . . . . . . . . .      1,276,750                     805,499
      Deferred tax asset  . . . . . . . . . . . . . . . . . . . .        101,000                     101,000
                                                                    ------------                ------------
           Total current assets . . . . . . . . . . . . . . . . .     16,501,959                  18,150,111
                                                                    ------------                ------------
PROPERTY AND EQUIPMENT. . . . . . . . . . . . . . . . . . . . . .      1,001,622                   1,003,613
      Less - accumulated depreciation . . . . . . . . . . . . . .        355,715                     400,707
                                                                    ------------                ------------
                                                                         645,907                     602,906
                                                                    ------------                ------------
Notes receivable from founder . . . . . . . . . . . . . . . . . .        408,718                     408,718
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .         29,351                      30,567
                                                                    ------------                ------------
                                                                         438,069                     439,285
                                                                    ------------                ------------
                                                                    $ 17,585,935                $ 19,192,302
                                                                    ------------                ------------
                                                                    ------------                ------------
             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Checks issued not yet presented for payment . . . . . . . .      $ 377,986                   $ 706,267
      Accounts payable  . . . . . . . . . . . . . . . . . . . . .      3,120,953                   2,756,970
      Accrued liabilities . . . . . . . . . . . . . . . . . . . .        838,446                     602,083
      Line of credit  . . . . . . . . . . . . . . . . . . . . . .     12,791,538                  15,631,955
      Current portion of long-term debt . . . . . . . . . . . . .      1,911,057                   1,105,033
      Current portion of capital lease obligations  . . . . . . .         18,797                      18,836
                                                                    ------------                ------------
           Total current liabilities  . . . . . . . . . . . . . .     19,058,777                  20,821,144
                                                                    ------------                ------------
Long-term debt, net of current portion. . . . . . . . . . . . . .          9,672                       7,327
                                                                    ------------                ------------
Capital lease obligations, net of current portion . . . . . . . .         30,323                      25,634
                                                                    ------------                ------------
Other long-term liability . . . . . . . . . . . . . . . . . . . .        480,000                           -
                                                                    ------------                ------------
Deferred tax liability. . . . . . . . . . . . . . . . . . . . . .        101,000                     101,000
                                                                    ------------                ------------
STOCKHOLDERS' EQUITY (DEFICIT):
      Preferred stock, par value of $.01, 3,000,000
       shares authorized; none issued and outstanding . . . . . .         -                           -
      Common stock, par value of $.01, 10,000,000 shares
       authorized; 3,165,000 and 3,245,000 shares issued
       and 3,122,000 and 3,202,000 shares outstanding at
       December 31, 1998 and March 31, 1999, respectively . . . .         31,650                      32,450
      Additional paid in capital  . . . . . . . . . . . . . . . .      5,658,099                   6,137,299
      Accumulated deficit . . . . . . . . . . . . . . . . . . . .     (7,710,282)                 (7,859,248)
      Treasury stock, 43,000 shares at cost . . . . . . . . . . .        (73,304)                    (73,304)
                                                                    ------------                ------------
           Total stockholders' equity (deficit) . . . . . . . . .     (2,093,837)                 (1,762,803)
                                                                    ------------                ------------
                                                                    $ 17,585,935                $ 19,192,302
                                                                    ------------                ------------



 The accompanying notes are an integral part of these consolidated statements.

                          AVIATION DISTRIBUTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                1998              1999
                                                                ----              ----
NET DISTRIBUTED SERVICES AND INVENTORY SALES. . . . . .     $ 8,818,631       $ 7,711,111
NET SALES ON CONSIGNMENT AND
 MARKETING AGREEMENTS . . . . . . . . . . . . . . . . .          51,661                 -
                                                            -----------       -----------

TOTAL NET SALES . . . . . . . . . . . . . . . . . . . .       8,870,292         7,711,111
COST OF SALES . . . . . . . . . . . . . . . . . . . . .       6,891,389         6,040,650
                                                            -----------       -----------

        Gross profit  . . . . . . . . . . . . . . . . .       1,978,903         1,670,461
SELLING AND ADMINISTRATIVE EXPENSES . . . . . . . . . .       1,792,372         1,409,710
NON-RECURRING EXPENSES  . . . . . . . . . . . . . . . .         508,885            17,743
                                                            -----------       -----------
        Income (loss) from operations . . . . . . . . .        (322,354)          243,008
OTHER (EXPENSE) INCOME:
        Interest expense  . . . . . . . . . . . . . . .        (642,544)         (425,116)
        Interest income . . . . . . . . . . . . . . . .          88,536            32,055
        Other income  . . . . . . . . . . . . . . . . .         (11,955)            1,087
                                                            -----------       -----------
        Loss before provision
         for income taxes . . . . . . . . . . . . . . .        (888,317)         (148,966)
PROVISION FOR INCOME TAXES. . . . . . . . . . . . . . .              -                  -
                                                            -----------       -----------

        NET LOSS  . . . . . . . . . . . . . . . . . . .     $  (888,317)      $  (148,966)
                                                            -----------       -----------
                                                            -----------       -----------


        Basic and diluted net loss per share  . . . . .     $     (0.28)      $     (0.05)
                                                            -----------       -----------
                                                            -----------       -----------

        Basic and diluted weighted
         average shares outstanding . . . . . . . . . .       3,165,000         3,179,000
                                                            -----------       -----------


 The accompanying notes are an integral part of these consolidated statements.

                           AVIATION DISTRIBUTORS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                               COMMON STOCK         TREASURY STOCK                                        TOTAL
                                        -----------------------------------------------   ADDITIONAL                  STOCKHOLDERS'
                                           NUMBER                  NUMBER                    PAID        ACCUMULATED     EQUITY
                                         OF SHARES     AMOUNT    OF SHARES    AMOUNT      IN CAPITAL       DEFICIT      (DEFICIT)
                                         ---------     ------    ---------    ------      ----------       -------      ---------
Balance at January 1, 1998  . . . . .    3,165,000      31,650      -            -         5,658,099     (1,914,510)     3,775,239

    Purchase of treasury stock  . . .       -            -         43,000      (73,304)       -              -             (73,304)

    Net loss  . . . . . . . . . . . .       -            -          -            -            -          (5,795,772)    (5,795,772)
                                       -----------   ---------   --------   ----------   -----------   ------------   ------------

Balance at December 31, 1998. . . . .    3,165,000      31,650     43,000      (73,304)    5,658,099     (7,710,282)    (2,093,837)

    Stock issued in
      legal settlement  . . . . . . .       80,000         800      -            -           479,200         -             480,000

    Net loss  . . . . . . . . . . . .       -            -          -            -            -            (148,966)      (148,966)
                                       -----------   ---------   --------   ----------   -----------   ------------   ------------

Balance at March 31, 1999 . . . . . .    3,245,000   $  32,450     43,000   $  (73,304)  $ 6,137,299   $ (7,859,248)  $ (1,762,803)
                                       -----------   ---------   --------   ----------   -----------   ------------   ------------
                                       -----------   ---------   --------   ----------   -----------   ------------   ------------





 The accompanying notes are an integral part of these consolidated statements.

                           AVIATION DISTRIBUTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 1998                    1999
                                                                                 ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (888,317)           $  (148,966)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Principal payments on note receivable. . . . . . . . . . . . . . . .       429,475                471,251
      Borrowings on notes payable related to inventory purchases . . . . .     2,361,228                      -
      Principal payments on notes payable
        related to inventory purchases . . . . . . . . . . . . . . . . . .    (1,398,194)              (471,970)
      Reduction in amount due on notes payable
        related to inventory purchases in exchange for
        reduction in accounts receivable . . . . . . . . . . . . . . . . .             -               (444,327)
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . .        63,677                 54,908
      Changes in assets and liabilities:
           Accounts receivable, net. . . . . . . . . . . . . . . . . . . .        72,027             (2,309,568)
           Other receivables . . . . . . . . . . . . . . . . . . . . . . .       145,695               (128,651)
           Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,172,031)               133,054
           Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .      (233,915)               185,053
           Income tax receivable . . . . . . . . . . . . . . . . . . . . .      (175,000)                     -
           Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . .        (8,000)                     -
           Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .             -                 (1,216)
           Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .      (341,840)              (363,983)
           Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .      (202,978)              (236,363)
           Deferred tax liability. . . . . . . . . . . . . . . . . . . . .         8,000                      -
                                                                             -----------            -----------

             Net cash used in operating activities . . . . . . . . . . . .    (1,340,173)            (3,260,778)
                                                                             -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment . . . . . . . . . . . . . . . . . .      (139,185)                (1,991)
   Decrease in restricted cash . . . . . . . . . . . . . . . . . . . . . .        25,039                    709
                                                                             -----------            -----------

            Net cash used in investing activities. . . . . . . . . . . . .      (114,146)                (1,282)
                                                                             -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on lines of credit . . . . . . . . . . . . . . . . . . . . .     9,398,209              6,424,512
   Principal payments on lines of credit . . . . . . . . . . . . . . . . .    (7,591,504)            (3,584,095)
   Borrowings on long-term debt. . . . . . . . . . . . . . . . . . . . . .             -                100,000
   Principal payments of long-term debt  . . . . . . . . . . . . . . . . .      (430,982)                (1,988)
   Borrowings on capital lease obligations . . . . . . . . . . . . . . . .        30,000                      -
   Principal payments of capital lease obligations . . . . . . . . . . . .        (6,421)                (4,650)
   (Decrease) increase in checks issued not yet presented for payment. . .       (17,982)               328,281
                                                                             -----------            -----------

            Net cash provided by financing activities. . . . . . . . . . .     1,381,320              3,262,060
                                                                             -----------            -----------

Net decrease in cash and cash equivalents  . . . . . . . . . . . . . . . .       (72,999)                     -
Cash and cash equivalents at beginning of period . . . . . . . . . . . . .        80,218                      -
                                                                             -----------            -----------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . .   $     7,219            $         -
                                                                             -----------            -----------
                                                                             -----------            -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   687,857            $   424,967
                                                                             -----------            -----------
                                                                             -----------            -----------
      Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   175,000            $         -
                                                                             -----------            -----------
                                                                             -----------            -----------

   Noncash financing activity:
      Issuance of 80,000 shares of common stock
      in settlement of long-term liability . . . . . . . . . . . . . . . .   $         -            $   480,000
                                                                             -----------            -----------
                                                                             -----------            -----------


 The accompanying notes are an integral part of these consolidated statements.

                           AVIATION DISTRIBUTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations for the three month periods ended March 31, 1999 and 1998 and cash flows for the three month periods ended March 31, 1999 and 1998. The results of operations and cash flows for the three month period ended March 31, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1999.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in connection with the Company's December 31, 1998 financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB.

NOTE 2 - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company sustained a substantial loss from operations in 1998 and continued to have a loss for the first quarter of 1999; has used, rather than provided, cash in its operations; and has deficits in working capital and stockholders' equity at December 31, 1998 and March 31, 1999. In addition, the Company is in an over advance position on its line of credit, which limits its ability to obtain additional operating capital from its primary lender. Also, as discussed in note 3, the impact on the Company of certain governmental investigations cannot be determined at this time.

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

Management has taken steps to revise its operations and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence. Ongoing expenses have been reduced by salary reductions, headcount reductions and other cost saving measures implemented. To further reduce ongoing expenses, the Australian warehouse and European sales office were closed, relocating the inventory and the sales function to California. The class action lawsuits have been settled. As a result, management expects the nonrecurring and abnormal expenses caused by the lawsuits and other legal issues to decline by more than $1 million compared to such expenses incurred in fiscal year 1998. Settlement of legal issues will also allow management to concentrate on managing, improving and expanding the business. The financial structure of the bank loan has been modified to include a purchase order advance line. Parallel discussions are in process to obtain a bridge loan, subordinated loan and/or equity financing. Management believes that new financing will allow an improvement in vendor relations, which in turn will improve financial flexibility.

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

At March 31, 1999, the Company was not in compliance with certain of the covenants of its line of credit with BNY Financial Corporation. On April 30, 1999, the financial institution issued the Company a waiver of the covenants that were in default and modified certain covenants for 1999.

NOTE 5 - EXPORT SALES

For the quarters ended March 31, 1998 and 1999, approximately 48.3% and 68.9%, respectively, of the Company's net sales were export sales. Export sales by region were approximately as follows:

                                                                MARCH 31,
                                                            ----------------
                                                             1998      1999
                                                             ----      ----
Pacific Rim .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   19.1%     18.2%
Europe.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    6.5      31.8
Latin/South America  .  .  .  .  .  .  .  .  .  .  .  .  .   18.6      11.9
Africa/Middle East.  .  .  .  .  .  .  .  .  .  .  .  .  .    4.1       7.0
                                                            -----     -----
                                                             48.3%     68.9%
                                                             ----      ----
                                                             ----      ----

NOTE 6 - RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.

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

The following table sets forth certain information relating to the Company's operations for the three months ended March 31, 1998 and 1999 (dollars in thousands):

                                                       1998                     1999
                                              ---------------------     --------------------
Net sales                                      $   8,870    100.0 %      $  7,711    100.0 %
Cost of sales                                      6,891     77.7           6,041     78.3
                                              ----------- ---------     ---------- ---------

               Gross profit                        1,979     22.3           1,670     21.7

Selling and administrative expenses                1,792     20.2           1,409     18.4
Non-recurring expenses                               509      5.7              18      0.1
                                              ----------- ---------     ---------- ---------

Income (loss) from operations                       (322)    (3.6)            243      3.2
Interest expense, net                                554      6.2             393      5.1
Other (income) expense                                12      0.1               1      -
                                              ----------- ---------     ---------- ---------

Net loss                                       $    (888)   (10.0)%      $   (149)    (1.9)%
                                              ----------- ---------     ---------- ---------
                                              ----------- ---------     ---------- ---------

NET SALES. Net sales decreased from $8.8 million for the three months ended March 31, 1998 to $7.7 million for the three months ended March 31, 1999, a decrease of $1.1 million or 13.1%. This decrease was mainly a result of a shortage in cash availability that restricted the Company's purchasing ability to receive critical parts from its suppliers. The shortage of cash availability primarily resulted from cash requirements relating to the class action lawsuits and government investigations.

Net distributed services represents sales of aircraft parts purchased at the point of sale through outside parties. Inventory sales represent sales of the Company's owned inventory. Sales from distributed services (outside sourcing) represented approximately 77.5% and 93.8% of total net sales for the three months ended March 31, 1998 and 1999, respectively. Sales of Company-owned inventory represented approximately 22.5% and 6.2% of total net sales for the three months ended March 31, 1998 and 1999, respectively. The decrease in the percentage of the sales of Company-owned inventory was primarily due to a $1.2 million sale in the first quarter of 1998 of certain parts from the CFM56 engine bulk purchase completed in the first quarter of 1998.

COST OF SALES. Cost of sales decreased from $6.9 million for the three months ended March 31, 1998 to $6.0 million for the three months ended March 31, 1999, a decrease of $900,000 or 12.5%. This decrease was primarily attributable to the 13.1% decrease in net sales.

GROSS PROFIT. Gross profit decreased from $2.0 million or 22.3% of net sales for the three months ended March 31, 1998 to $1.7 million or 21.7% of net sales for the three months ended March 31, 1999, a decrease of $300,000 or 15.0%. This decrease was a result of the 13.1% decrease in net sales.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of management compensation, commission expense, rent expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses decreased from $1.8 million for the three months ended March 31, 1998 to $1.4 million for the three months ended March 31, 1999, a decrease of $400,000 or 22.2%. This decrease was principally due to a decrease in employee compensation as a result of salary reductions and headcount reductions, a decrease in commission expense as a result of the decrease in net sales and a decrease in other administrative expenses as a result of management effectively controlling administrative expenses.

NON-RECURRING EXPENSES. In the first quarter of 1998 and 1999, the Company incurred $509,000 and $18,000, respectively, of expenses related to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements, class action lawsuits and investigations by a Federal grand jury and the Securities and Exchange Commission. Management expects these expenses to continue to decrease, as the shareholder lawsuit was settled on March 15, 1999. These expenses primarily consist of legal, accounting and consulting fees. See "Part II, Item 1 - Legal Proceedings."

INCOME (LOSS) FROM OPERATIONS. The Company had a loss from operations of $322,000 for the three months ended March 31, 1998 compared to income from operations of $243,000 for the three months ended March 31, 1999. Income from operations for the quarter ended March 31, 1998, excluding the non-recurring expenses, was $187,000. The slight increase in income from operations, excluding the non-recurring expenses, is due to the decrease in selling and administrative expenses. See "Selling and administrative expenses."

INTEREST EXPENSES, NET. Net interest expense decreased from $554,000 for the three months ended March 31, 1998 to $393,000 for the three months ended March 31, 1999. The $161,000 decrease in interest expense was due to a note for $2.2 million that was outstanding during the first quarter of 1998 which the Company incurred a $100,000 related loan fee and a $100,000 related penalty fee for late payments, offset by the cost of increased borrowings during the 1999 quarter.


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

If the new system is not running by August 1999, the Company's first contingency plan is to upgrade the current systems to be Y2K compliant. If neither the new system nor the upgraded systems are running at December 31, 1999, the current systems will begin to fail and the information will not be accurate. The Company will have to resort to performing manual invoices and a manual purchasing and perpetual inventory systems. A manual process could slow down the Company's operations and the Company may not meet customer delivery expectations.

The Company is confirming Y2K readiness with its major suppliers and customers. This will allow the Company to determine the reliable sources of aircraft parts and which companies will be ready to purchase aircraft parts in year 2000. Although the Company has many suppliers it purchases parts from, there is no assurance that a critical supplier may not be Y2K compliant resulting in a material impact on the Company's operations.

As a distributor and re-seller of goods manufactured by other companies, the Company will do all that it reasonably can to ensure that any transactions for goods supplied to the Company and shipped to customers will not suffer from the change of date. However, there is no assurance that the Company's year 2000 remediation efforts will prevent all potential consequences.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used $1.3 million and $3.3 million in the quarters ended March 31, 1998 and 1999, respectively. The largest cash uses in the 1998 period were the $888,000 loss, along with the net effect of normal fluctuations in operating asset and liability accounts. For the 1999 period, the largest uses of cash were the $2.3 million increase in accounts receivable, the decreases on notes payable related to inventory purchases and decreases in accounts payable and accrued liabilities.

For the 1998 period, the Company used $114,000 in investing activities from purchases of property and equipment, less reductions in restricted cash.

Cash provided by 1998 financing activities of $1.4 million was a result of a $1.8 million net increase in line of credit borrowings less $400,000 of payments on long-term debt. The 1999 financing activities provided cash of $3.3 million, primarily resulting from the $2.8 million net increase in line of credit borrowings and the $300,000 increase in checks issued not yet presented for payment.

As of March 31, 1999, the Company had a working capital deficit of $2.7 million. This was primarily due to the increase in the borrowings on the line of credit resulting from the cash requirements for increases in accounts receivable and the shareholder lawsuits and the government investigations. See "Item 1 - Legal Proceedings."

As of March 31, 1999, the Company was in default on certain covenants of its credit facility with BNY Financial Corporation (BNY). On April 30, 1999, the financial institution issued the Company a waiver of the covenants that were in default and modified certain covenants for 1999.

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

On February 9, 1999 the Company amended its Credit Facility with BNY to increase the maximum loan amount to $20,000,000, add a $500,000 purchase order advance line, increase its unused line fee to 0.5% and increase its receivables advance rate for insured international receivables from 80% to 90%. The Company's permitted monthly overhead expense was reduced to an amount equal to or below $425,000 per month. The Company incurred a $50,000 fee for amending the Credit Facility.

The Company's long-term debt consists of the following: (i) note payable of $805,000 at March 31, 1999 to a financial institution, due in monthly installments of $166,250 (principal and interest) to August 1999 with an interest rate of 9.5 percent; (ii) note payable of $192,000 at March 31, 1999 to a corporation, secured by specific inventory, an imputed interest rate of 9.5 percent; (iii) note payable of $100,000 at March 31, 1999 to the founder of the Company and (iv) notes payable for $8,000.

The Company's credit facility with BNY is an asset based line of credit secured by account receivable and inventory and is the primary source for the Company to finance its operations and growth. Because of the non-recurring costs associated with the re-auditing of the Company's financial statements and the ongoing federal investigations, the Company has used its line of credit to pay these costs. As a result, the Company may need to increase its capital base in order to continue to meet its growth objectives. There can be no assurance that such additional capital will be available on a timely basis or at acceptable terms.

See note 2 to the consolidated financial statements included in this form 10-Q regarding realization of assets and steps management has taken with respect to its operations and financing requirements.


                           PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

The Company is involved in certain legal and administrative proceedings and threatened legal and administrative proceedings arising in the normal course of its business. While the outcome of such proceedings and threatened proceedings cannot be predicted with certainty, management believes the ultimate resolution of these matters individually or in the aggregate will not have a material adverse effect on the Company. Also, see Note 3 to the consolidated financial stateaments in Part I.

Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            None

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

            None

Item 5.     OTHER INFORMATION

            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)               Exhibits

    3.1 Amended and Restated Certificate of Incorporation of the Registrant. (1)
    3.2 Bylaws, as amended, of the Registrant. (1)
    3.3 Amendment to Amended and Restated Certificate of Incorporation of the
        Registrant. (1)
    4.1 Specimen Common Stock Certificate. (1)
    9.1 Voting Trust Agreement, dated November 17, 1998, by and among Osamah
        Bakhit, Aviation Distributors, Inc., and Dirk O. Julander, as trustee.
        (2)
   10.2 1996 Stock Option and Incentive Plan. (1)
   10.3 Aircraft Purchase Agreement, dated August 8, 1995, by and between Alia
        The Royal Jordanian Airlines and Aviation Distributors, Inc. (1)
   10.4 Credit and Security Agreement, dated June 25, 1998, by and between
        Aviation Distributors, Inc. and BNY Financial Corporation. (3)
   10.5 Secured and Guaranteed Promissory Note, dated February 24, 1999, by and between Aviation Distributors, Inc. and BNY Financial Corporation. (3)
   10.6 Amended and Restated Employment Agreement, dated as of July 16, 1996, by and between Osamah S. Bakhit and Aviation Distributors, Inc. (1)
   10.7 Employment Agreement, dated as of July 16, 1996, by and between Mark W.
        Ashton and Aviation Distributors, Inc. (1)
   10.8 Employment Agreement, dated as of July 16, 1996, by and between Jeffrey
        G. Ward and Aviation Distributors, Inc. (1)
   10.9 Commercial Lease, dated June 11, 1996, by and between Francis De Leone and Aviation Distributors, Inc. (1)
  10.10 Amendment to Employment Agreement, dated November 17, 1998, by and between Osamah S. Bakhit and Aviation Distributors, Inc. (3)
  10.11 Amendment to Employment Agreement, dated November 17, 1998, by and between Mark W. Ashton and Aviation Distributors, Inc. (3)
  10.12 Lease, dated as of July 9, 1998, by and between Olen Properties Corp.
        and Aviation Distributors, Inc. (3)
  10.13 Amended and Restated Promissory Note from Osamah S. Bakhit to Aviation
        Distributors, Inc., dated as of December+31, 1995. (1)
  10.14 Settlement Agreement dated as of November 1, 1996. (1)
  10.15 Form of Indemnity Agreement. (1)
  10.33 Promissory Note between Aviation Distributors, Inc. and Osamah S.
        Bakhit, dated December 31, 1996. (1)


        (1) Filed with the Company's Registration Statement on Form SB-2 dated March 3, 1998.
        (2) Filed with the Company's Registration Statement on Form 10-KSB dated April 20, 1999.
        (3) Filed with the Company's Form 10-KSB dated April 20, 1998.

            (b)    Reports on Form 8-K.

            Date of Report/Filing Date            Item Reported
            --------------------------            -------------
            August 29, 1998/September 8, 1998     Change in Registrant's
                                                  Certifying Accountant
                                                  (Withdrawal of Reports on
                                                  Financial Statements;
                                                  Resignation of Arthur Andersen
                                                  LLP). No financial statements
                                                  were filed.

            August 29, 1998/September 17, 1998    Financial Statements and
                                                  Exhibits (Letter from Arthur
                                                  Andersen LLP). No financial
                                                  statements were filed.

            October 1, 1998/October 14, 1998      Other Events (Delisting by
                                                  Nasdaq). No financial
                                                  statements were filed.

            November 19, 1998/November 19, 1998   Change in Registrant's
                                                  Certifying Account
                                                  (Appointment of Grant Thornton
                                                  LLP); Other Events
                                                  (Resignation of Osamah S.
                                                  Bakhit as Chairman, CEO;
                                                  Transfer of Bakhit Shares to
                                                  Voting Trust). No financial
                                                  statements were filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date     May 17, 1999                       AVIATION DISTRIBUTORS, INC.
     ----------------------------

                                            By: /s/ Saleem Naber
                                               ---------------------------------
                                                  Saleem Naber
                                                  Chief Executive Officer
                                                  President and Director
                                                  (Principal Executive Officer)


                                            By: /s/ Gary L. Joslin
                                               ---------------------------------
                                                  Gary L. Joslin
                                                  Chief Financial Officer
                                                  and Director (Principal
                                                  Accounting Officer)