Form 10-Q
period 1999-06-30
AVIATION DISTRIBUTORS INC
filed 1999-08-16
CIK 1018645

         AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 16, 1999
                                                       REGISTRATION NO. 333-8061
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1999
                               -------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT 1934

For the transition period from                       to
                              ----------------------    ------------------------

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

                            YES (X)     NO ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,202,000 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF AUGUST 16, 1999.

                                AVIATION DISTRIBUTORS, INC.
                                CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,       JUNE 30,
                                                                              1998              1999
                                                                              ----              ----
                                          ASSETS                                             (UNAUDITED)
CURRENT ASSETS:

       Restricted cash .............................................     $      8,171               554
       Accounts receivable, net of allowance for
        doubtful accounts of $620,000 at December 31,
        1998 and $835,000 at June 30, 1999,
        respectively ...............................................        4,767,470         3,995,918
       Other receivables ...........................................           69,238           201,590
       Inventories, net of reserve .................................        9,356,386         9,286,120
       Prepaid expenses ............................................          529,965           338,875
       Income tax receivable .......................................          392,979           392,979
       Current portion of note receivable ..........................        1,276,750           321,944
       Deferred tax asset ..........................................          101,000           101,000
                                                                         ------------      ------------
            Total current assets ...................................       16,501,959        14,638,980
                                                                         ------------      ------------
PROPERTY AND EQUIPMENT .............................................        1,001,622           969,569
       Less - accumulated depreciation .............................          355,715           420,126
                                                                         ------------      ------------
                                                                              645,907           549,443
                                                                         ------------      ------------
Note receivable from founder .......................................          408,718           408,718
Other assets .......................................................           29,351            31,322
                                                                         ------------      ------------
                                                                              438,069           440,040
                                                                         ------------      ------------
                                                                         $ 17,585,935      $ 15,628,463
                                                                         ------------      ------------
                                                                         ------------      ------------
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
       Checks issued not yet presented for payment .................     $    377,986      $    305,813
       Accounts payable ............................................        3,120,953         3,419,118
       Accrued liabilities .........................................          838,446           702,531
       Lines of credit .............................................       12,791,538        13,568,337
       Current portion of long-term debt ...........................        1,911,057           646,448
       Current portion of capital lease obligations ................           18,797            15,581
                                                                         ------------      ------------
            Total current liabilities ..............................       19,058,777        18,657,828
                                                                         ------------      ------------
Long-term debt, net of current portion .............................            9,672             6,014
                                                                         ------------      ------------
Capital lease obligations, net of current portion ..................           30,323            23,625
                                                                         ------------      ------------
Other long-term liability ..........................................          480,000                --
                                                                         ------------      ------------
Deferred tax liability .............................................          101,000           101,000
                                                                         ------------      ------------
STOCKHOLDERS' DEFICIT:
       Preferred stock, par value of $.01, 3,000,000
        shares authorized; none issued and outstanding .............               --                --
       Common stock, par value of $.01, 10,000,000
        shares authorized; 3,165,000 and 3,245,000 shares
        issued and outstanding at December 31, 1998 and
        June 30, 1999, respectively ................................           31,650            32,450
       Additional paid in capital ..................................        5,658,099         6,137,299
       Accumulated deficit .........................................       (7,710,282)       (9,256,449)
       Treasury stock, 43,000 shares at cost .......................          (73,304)          (73,304)
                                                                         ------------      ------------
            Total stockholders' deficit.............................       (2,093,837)       (3,160,004)
                                                                         ------------      ------------
                                                                         $ 17,585,935      $ 15,628,463
                                                                         ------------      ------------
                                                                         ------------      ------------

The accompanying notes are an integral part of these consolidated balance sheets.

                        AVIATION DISTRIBUTORS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------    ----------------------------
                                                   (UNAUDITED)     (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
                                                       1998            1999            1998            1999
                                                       ----            ----            ----            ----
NET DISTRIBUTED SERVICES AND INVENTORY SALES...   $  6,353,866    $  3,227,622    $ 15,172,497    $ 10,938,733
NET SALES ON CONSIGNMENT AND
 MARKETING AGREEMENTS .........................        124,440              --         176,101              --
                                                  ------------    ------------    ------------    ------------
TOTAL NET SALES ...............................      6,478,306       3,227,622      15,348,598      10,938,733
COST OF SALES .................................      5,064,306       2,610,741      11,955,695       8,651,391
                                                  ------------    ------------    ------------    ------------
          Gross profit ........................      1,414,000         616,881       3,392,903       2,287,342
SELLING AND ADMINISTRATIVE EXPENSES ...........      1,926,730       1,448,541       3,719,102       2,858,251
NON RECURRING EXPENSES ........................        530,425          71,172       1,039,310          88,915
                                                  ------------    ------------    ------------    ------------
          Loss from operations ................     (1,043,155)       (902,832)     (1,365,509)       (659,824)
OTHER (EXPENSES) INCOME:
          Interest expense ....................       (714,639)       (511,702)     (1,357,183)       (936,818)
          Interest income .....................         69,186          17,808         157,722          49,863
          Other income ........................         16,289             325           4,334           1,412
                                                  ------------    ------------    ------------    ------------
          Loss before provision for
            income taxes ......................     (1,672,319)     (1,396,401)     (2,560,636)     (1,545,367)
PROVISION FOR INCOME TAXES ....................             --             800              --             800
                                                  ------------    ------------    ------------    ------------
          NET LOSS ............................   $ (1,672,319)   $ (1,397,201)   $ (2,560,636)   $ (1,546,167)
                                                  ------------    ------------    ------------    ------------
                                                  ------------    ------------    ------------    ------------
Basic and diluted net
  Loss per share ..............................   $      (0.53)   $      (0.44)   $      (0.81)   $      (0.49)
                                                  ------------    ------------    ------------    ------------
                                                  ------------    ------------    ------------    ------------
Weighted average shares outstanding ...........      3,150,000       3,179,000       3,158,000       3,179,000
                                                  ------------    ------------    ------------    ------------
                                                  ------------    ------------    ------------    ------------

The accompanying notes are an integral part of these consolidated statements.

                           AVIATION DISTRIBUTORS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                          Common stock             Treasury stock                                      Total
                                    ------------------------  ------------------------   Additional                 stockholders'
                                       Number                  Number                       paid      Accumulated     equity
                                     of shares     Amount     of shares       Amount     in capital     deficit      (deficit)
                                    -----------  -----------  -----------  -----------   -----------  -----------   ------------
Balance at January 1, 1998 .......    3,165,000       31,650           --           --     5,658,099   (1,914,510)     3,775,239
    Purchase of treasury stock ...           --           --       43,000      (73,304)           --           --        (73,304)
    Net loss .....................           --           --           --           --            --   (5,795,772)    (5,795,772)
                                    -----------  -----------  -----------  -----------   -----------  -----------   ------------
Balance at December 31, 1998 .....    3,165,000       31,650       43,000      (73,304)    5,658,099   (7,710,282)    (2,093,837)
    Stock issued in
      legal settlement ...........       80,000          800           --           --       479,200           --        480,000
    Net loss .....................           --           --           --           --            --   (1,546,167)    (1,546,167)
                                    -----------  -----------  -----------  -----------   -----------  -----------   ------------
Balance at June 30, 1999 .........    3,245,000  $    32,450       43,000  $   (73,304)  $ 6,137,299  $(9,256,449)  $ (3,160,004)
                                    -----------  -----------  -----------  -----------   -----------  -----------   ------------
                                    -----------  -----------  -----------  -----------   -----------  -----------   ------------

 The accompanying notes are an integral part of these consolidated statements.

                           AVIATION DISTRIBUTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                              -----------------------------
                                                                                  1998             1999
                                                                                  ----             ----
                                                                               (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss ..........................................................    $ (2,560,636)    $ (1,546,167)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
            Principal payments on note receivable ........................         868,383          954,806
            Borrowings on notes payable related to inventory purchases....       2,390,018               --
            Principal payments on notes payable
              related to inventory purchases .............................      (3,530,796)        (954,806)
            Reduction in amount due on notes payable
              related to inventory purchases in exchange for
              reduction in accounts receivable ...........................              --         (444,327)
            Depreciation and amortization ................................         187,878          108,371
            Changes in assets and liabilities:
                 Accounts receivable, net ................................       1,863,173          771,552
                 Other receivables .......................................         179,923         (132,352)
                 Inventories .............................................        (660,977)          70,266
                 Prepaid expenses ........................................        (128,949)         191,090
                 Income tax receivable ...................................        (175,000)              --
                 Deferred tax asset ......................................          (8,000)              --
                 Other assets ............................................         (75,000)          (1,971)
                 Checks issued not yet presented for payment .............        (612,608)         (72,173)
                 Accounts payable ........................................        (381,180)         298,165
                 Accrued liabilities .....................................        (166,723)        (135,915)
                 Deferred tax liability ..................................           8,000               --
                                                                               -----------      -----------
                        Net cash used in operating activities ............      (2,802,494)        (893,461)
                                                                               -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment ...............................        (198,565)          (1,991)
       Decrease in restricted cash .......................................       1,098,478            7,617
                                                                               -----------      -----------
                     Net cash provided by  investing activities ..........         899,913            5,626
                                                                               -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings on lines of credit .....................................      17,517,759       11,618,532
       Principal payments on lines of credit .............................     (15,597,765)     (10,841,733)
       Borrowings on long-term debt ......................................              --          125,000
       Principal payments of long-term debt ..............................          (3,148)          (4,050)
       Principal payments of capital lease obligations ...................         (13,042)          (9,914)
       Acquisition of treasury stock .....................................         (73,304)              --
                                                                               -----------      -----------

                     Net cash provided by financing activities ...........       1,830,500          887,835
                                                                               -----------      -----------
Net decrease in cash and cash equivalents ................................         (72,081)              --
Cash and cash equivalents at beginning of period .........................          80,218               --
                                                                               -----------      -----------
Cash and cash equivalents at end of period ...............................     $     8,137      $        --
                                                                               -----------      -----------
                                                                               -----------      -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid during the period for:
            Interest .....................................................     $ 1,195,053      $   933,971
                                                                               -----------      -----------
                                                                               -----------      -----------
            Income taxes .................................................     $   175,000      $       800
                                                                               -----------      -----------
                                                                               -----------      -----------

 The accompanying notes are an integral part of these consolidated statements.

                          AVIATION DISTRIBUTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations for the three and six month periods ended June 30, 1999 and 1998 and cash flows for the six month periods ended June 30, 1999 and 1998. The results of operations and cash flows for the six month period ended June 30, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1999.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in connection with the Company's December 31, 1998 financial statements and the notes thereto included in the Prospectus contained in the Company's Annual Report on Form 10KSB.

NOTE 2 - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company sustained a substantial loss from operations in 1998 and continued to incur losses for the first and second quarters of 1999; has used, rather than provided, cash in its operations; and has deficits in working capital and stockholders' equity at December 31, 1998 and June 30, 1999. In addition, the Company is in an over advance position on its line of credit, which limits its ability to obtain additional operating capital from its primary lender. Also, as discussed in note 3, the impact on the Company of certain governmental investigations cannot be determined at this time.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets are dependent upon continued operations of the Company. This in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has taken steps to revise its operations and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence. Ongoing expenses have been reduced by salary reductions, headcount reductions and other cost saving measures implemented. To further reduce ongoing expenses, the Australian warehouse and European sales office were closed, relocating the inventory and the sales function to California. The class action lawsuits have been settled. As a result, management expects the nonrecurring and abnormal expenses caused by the lawsuits and other legal issues to decline by more than $1 million compared to such expenses incurred in fiscal year 1998. Settlement of legal issues will also allow management to concentrate on managing, improving and expanding the business. Discussions are in process to obtain a bridge loan, subordinated loan and/or equity financing. Management believes that new financing will allow an improvement in vendor relations and bank loan arrangements, which in turn will improve financial flexibility.

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

NOTE 4 - DEBT ARRANGEMENTS

On February 9, 1999 the Company amended its Credit Facility with GMAC Commercial Credit LLC, successor in interest to BNY Financial Corporation
(GMAC), to increase the maximum loan amount to $20,000,000, increase its unused line fee to 0.5%, increase its receivables advance rate and extend the loan expiration date to June 21, 2002. This is based on the requirement that the Company reduce its normal monthly overhead expenses to an amount equal to or below $425,000 per month. The Company incurred a $50,000 fee for amending the Credit Facility.

At June 30, 1999, the Company was not in compliance with certain of the covenants of its line of credit with GMAC. GMAC continues to support the Company and its management; however, there is no assurance that the lender will not require repayment of all debt and/or terminate the credit facility.

NOTE 5 - EXPORT SALES

For the six months ended June 30, 1998 and 1999, approximately 50.3% and 68.7%, respectively, of the Company's net sales were export sales. Export sales by region were approximately as follows:

                                                     JUNE 30,
                                               ------------------
                                                1998        1999
Pacific Rim ................................    19.4%       16.5%
Europe .....................................     8.9        27.2
Latin/South America ........................    16.1        18.1
Africa/Middle East .........................     5.9         6.9
                                                -----       -----
                                                50.3%       68.7%

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

The following table sets forth certain information relating to the Company's operations for the three months ended June 30, 1998 and 1999 (dollars in thousands):

                                                  1998                           1999
                                       -------------------------      -------------------------
Net sales                              $    6,478          100.0 %    $    3,228          100.0 %
Cost of sales                               5,064           78.2           2,611           80.9
                                       ----------     ----------      ----------     ----------

              Gross profit                  1,414           21.8             617           19.1
Selling and administrative expenses         1,927           29.7           1,449           44.9
Non-recurring expenses                        530            8.2              71            2.2
                                       ----------     ----------      ----------     ----------

Loss from operations                       (1,043)         (16.1)           (903)         (28.0)
Interest expense, net                         645           10.0             494           15.3
Other income                                   16            0.2              --             --
                                       ----------     ----------      ----------     ----------
Net loss                               $   (1,672)         (26.3)%    $   (1,397)         (43.3)%
                                       ----------     ----------      ----------     ----------
                                       ----------     ----------      ----------     ----------

NET SALES. Net sales decreased from $6.5 million for the three months ended June 30, 1998 to $3.2 million for the three months ended June 30, 1999, a decrease of $3.3 million or 50.8%. This decrease was mainly a result of a shortage in cash availability that restricted the Company's purchasing ability to receive critical parts from its suppliers. The shortage of cash availability primarily resulted from cash requirements relating to the class action lawsuits and government investigations.

Net sales consist of net distributed services and inventory sales. Net distributed services represents sales of aircraft parts purchased at the point of sale through outside parties. Inventory sales represent sales of the Company's owned inventory. Sales from distributed services (outside sourcing) represented approximately 86.5% and 94.6% of total net sales for the three months ended June 30, 1998 and 1999, respectively. Sales of Company-owned inventory represented approximately 13.5% and 5.4% of total net sales for the three months ended June 30, 1998 and 1999, respectively

COST OF SALES. Cost of sales decreased from $5.1 million for the three months ended June 30, 1998 to $2.6 million for the three months ended June 30, 1999, a decrease of $2.5 million or 49.0%. This decrease was primarily attributable to the 50.8% decrease in net sales.

GROSS PROFIT. Gross profit decreased from $1.4 million or 21.8% of net sales for the three months ended June 30, 1998 to $600,000 or 19.1% of net sales for the three months ended June 30, 1999, a decrease of $800,000 or 57.1%. This decrease was a result of the 50.8% decrease in net sales and an additional inventory valuation reserve of $150,000.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of wages and commission expense, rent expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses decreased from $1.9 million for the three months ended June 30, 1998 to $1.4 million for the three months ended June 30, 1999, a decrease of $500,000 or 26.3%. This decrease was principally due to a decrease in employee compensation as a result of salary reductions and headcount reductions, a decrease in commission expense as a result of the decrease in net sales and a decrease in other administrative expenses as a result of management effectively controlling administrative expenses.

NON-RECURRING EXPENSES. In the second quarter of 1998 and 1999, the Company incurred $530,000 and $71,000, respectively, of expenses related to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements, class action lawsuits and investigations by a Federal grand jury and the Securities and Exchange Commission. Management expects these expenses to continue to decrease, as the shareholder lawsuit was settled on March 15, 1999. These expenses primarily consist of legal, accounting and consulting fees. See "Part II, Item 1 - Legal Proceedings."

LOSS FROM OPERATIONS. The Company had a loss from operations of $1.0 million for the three months ended June 30, 1998 compared to a loss from operations of $900,000 for the three months ended June 30, 1999. The slight decrease in loss from operations is due to the decrease in net sales offset by the decrease in selling and administrative expenses and non-recurring expenses. See "Net sales", "Selling and administrative expenses" and "Non-recurring expenses."

INTEREST EXPENSES, NET. Net interest expense decreased from $645,000 for the three months ended June 30, 1998 to $494,000 for the three months ended June 30, 1999. The $151,000 decrease in interest expense was due to approximately $330,000 of interest incurred on the note payable for the purchase of the CFM56 engine in 1998, offset by increased borrowings under its line of credit and the increased overadvance interest incurred in 1999.

The following table sets forth certain information relating to the Company's operations for the six months ended June 30, 1998 and 1999 (dollars in thousands):


                                                 1998                       1999
                                       -----------------------    -----------------------
Net sales                              $   15,349        100.0 %  $   10,938        100.0 %
Cost of sales                              11,956         77.9         8,651         79.1
                                       ----------   ----------    ----------   ----------

              Gross profit                  3,393         22.1         2,287         20.9
Selling and administrative expenses         3,719         24.2         2,858         26.1
Non-recurring expenses                      1,039          6.8            89          0.8
                                       ----------   ----------    ----------   ----------

Loss from operations                       (1,365)        (8.9)         (660)        (6.0)
Interest expense, net                       1,200          7.8           887          8.1
Other income                                    4           --             1           --
                                       ----------   ----------    ----------   ----------
Net loss                               $   (2,561)       (16.7)%  $   (1,546)       (14.1)%
                                       ----------   ----------    ----------   ----------
                                       ----------   ----------    ----------   ----------

NET SALES. Net sales decreased from $15.3 million for the six months ended June 30, 1998 to $10.9 million for the six months ended June 30, 1999, a decrease of $4.4 million or 28.8%. This decrease was mainly a result of a shortage in cash availability that restricted the Company's purchasing ability to receive critical parts from its suppliers. The shortage of cash availability primarily resulted from cash requirements relating to the class action lawsuits and government investigations.

Net sales consist of net distributed services and inventory sales. Net distributed services represents sales of aircraft parts purchased at the point of sale through outside parties. Inventory sales represent sales of the Company's owned inventory. Sales from distributed services (outside sourcing) represented approximately 81.2% and 94.1% of total net sales for the six months ended June 30, 1998 and 1999, respectively. Sales of Company-owned inventory represented approximately 18.8% and 5.9% of total net sales for the six months ended June 30, 1998 and 1999, respectively

COST OF SALES. Cost of sales decreased from $12.0 million for the six months ended June 30, 1998 to $8.7 million for the six months ended June 30, 1999, a decrease of $3.3 million or 27.5%. This decrease was primarily attributable to the 28.8% decrease in net sales.

GROSS PROFIT. Gross profit decreased from $3.4 million or 22.1% of net sales for the six months ended June 30, 1998 to $2.3 million or 20.9% of net sales for the six months ended June 30, 1999, a decrease of $1.1 million or 32.4%. This decrease was primarily a result of the 28.8% decrease in net sales and an additional inventory valuation reserve of $150,000 in the second quarter.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of wages and commission expense, rent expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses decreased from $3.7 million for the six months ended June 30, 1998 to $2.9 million for the six months ended June 30, 1999, a decrease of $800,000 or 21.6%. This decrease was principally due to a decrease in employee compensation as a result of salary reductions and headcount reductions, a decrease in commission expense as a result of the decrease in net sales and a decrease in other administrative expenses as a result of management effectively controlling administrative expenses.

NON-RECURRING EXPENSES. For the six months ended June 30, 1998 and 1999, the Company incurred $1.0 million and $89,000, respectively, of expenses related to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements, class action lawsuits and investigations by a Federal grand jury and the Securities and Exchange Commission. Management expects these expenses to continue to decrease, as the shareholder lawsuit was settled on March 15, 1999. These expenses primarily consist of legal, accounting and consulting fees. See "Part II, Item 1 - Legal Proceedings."

LOSS FROM OPERATIONS. The Company had a loss from operations of $1.4 million and $700,000 for the six months ended June 30, 1998 and 1999, respectively. The $700,000 decrease in loss from operations is due to the decrease in selling and administrative expenses and non-recurring expenses offset by a decrease in net sales. See "Net sales", "Selling and administrative expenses" and "Non-recurring expenses."

INTEREST EXPENSES, NET. Net interest expense decreased from $1.2 million for the six months ended June 30, 1998 to $900,000 for the six months ended June 30, 1999. The $300,000 decrease in interest expense was due to approximately $450,000 of interest incurred on the note payable for the purchase of the CFM56 engine in 1998 offset by increased borrowings under its line of credit and the increased overadvance interest incurred in 1999.

YEAR 2000 COMPLIANCE

The Company has analyzed its Year 2000 compliance issues and developed solutions and contingency plans. Management's estimate of costs to become year 2000 compliant is between $50,000 and $150,000, which includes the implementation of a new software system. Management plans to implement and be fully operational on the new software system purchased for approximately $100,000 in 1997, during September 1999. The Company does not separately track the internal costs incurred for the Y2K project. The Company estimated its future costs by assessing compensation and fringe benefits of internal employees working on the Y2K issues and fees of certain outside consultants.

Management has developed a specific project plan that it expects to complete during September 1999. The project team is in the process of completing the installation of hardware and software, which will provide year 2000 compliance and provide a new integrated database to manage the business systems of the Company. Data transfer and file structure for the purchased software are being loaded and tested for specific application to the Company's needs. Outside consultants with experience and expertise in the software purchased by the Company have been engaged to assist in the implementation. Historical data is being transferred to the new software and tested for accuracy. Training programs have been developed and the training has begun for the new software. All testing to-date has been satisfactory.

If the new system is not running by December 1999, the Company's first contingency plan is to continue using the current systems. The current system will run transactions in the year 2000, but the date will register as 1900. If the current systems fails and the information becomes inaccurate, the Company would have to resort to performing manual invoices and manual purchasing and manual perpetual inventory. A manual process would slow down the Company's operations and the Company may incur additional expenses to meet customer delivery expectations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used $2.8 million and $900,000 in net cash in the six months ended June 30, 1998 and 1999, respectively. The largest cash uses in the 1998 period were the $2.6 million loss, payments of $3.5 million related to notes payable for inventory purchases, and decreases in liability accounts, offset by a $1.8 million reduction in accounts receivable and $2.4 million borrowings on notes payable related to inventory purchases. For the 1999 period, the largest uses of cash were the $1.5 million net loss, payments of $1.0 million related to notes payable for inventory purchases, and $400,000 reduction in amount due on notes payable related to inventory purchases in exchange for reduction in accounts receivable, offset by $1.0 million principal payments on note receivable and a $700,000 reduction of accounts receivable.

For the 1998 period, the Company used $200,000 in investing activities from purchases of property and equipment, less reductions of $1.2 million in restricted cash.

Cash provided by 1998 financing activities of $1.8 million, was primarily a result of a $1.9 million net increase in line of credit borrowings. The 1999 financing activities provided cash of $900,000, primarily resulting from the $800,000 net increase in line of credit borrowings and the $100,000 increase in borrowings on long-term debt.

As of June 30, 1999, the Company had a working capital deficit of $4.0 million. This was primarily due to the increase in the borrowings on the line of credit, resulting from the cash requirements for the shareholder lawsuits and the government investigations, decreases in accounts receivable related to the decrease in net sales and the decrease in current notes receivable. See "Item 1 - Legal Proceedings."

At June 30, 1999, the Company was not in compliance with certain of the covenants of its line of credit with GMAC. GMAC continues to support the Company and its management; however, there is no assurance that the lender will not require repayment of all debt and/or terminate the credit facility.

In October 1998 the Company assigned all tax refunds from governmental agencies to GMAC and issued 126,600 warrants to purchase common stock of the Company at $2.50 per share. At December 31, 1998 the Company has recorded a tax receivable representing over-paid taxes on the 1996 Federal and State tax returns of $393,000. In July of 1999 the Company received the tax refunds plus applicable interest. In February 1999, the Company reduced the exercise price of the warrants from $2.50 to $1.00 per share.

On February 9, 1999 the Company amended its Credit Facility with GMAC to increase the maximum loan amount to $20,000,000, increase its unused line fee to 0.5% and increase its receivables advance rate for insured international receivables from 80% to

90%. The Company's permitted normal monthly overhead expense was reduced to an amount equal to or below $425,000 per month. The Company incurred a $50,000 fee for amending the Credit Facility.

The Company's long-term debt consists of the following: (i) note payable of $322,000 at June 30, 1999, to a financial institution, due in monthly installments of $166,250 (principal and interest) to August 1999 with an interest rate of 9.5 percent; (ii) note payable of $192,000 at June 30, 1999 to a corporation, secured by specific inventory, an imputed interest rate of
9.5 percent; (iii) note payable of $125,000 at March 31, 1999 to the founder of the Company and (iv) notes payable for $13,000.

The Company's credit facility with GMAC is an asset based line of credit secured by account receivable and inventory and is the primary source for the Company to finance its operations and growth. Because of the non-recurring costs associated with the re-auditing of the Company's financial statements and the ongoing federal investigations, the Company has used its line of credit to pay these costs. As a result, the Company may need to increase its capital base in order to continue to meet its growth objectives. There can be no assurance that such additional capital will be available on a timely basis or at acceptable terms.

See note 2 to the consolidated financial statements included in this form 10-Q regarding realization of assets and steps management has taken with respect to its operations and financing requirements.


                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company is involved in certain legal and administrative proceedings and threatened legal and administrative proceedings arising in the normal course of its business. While the outcome of such proceedings and threatened proceedings cannot be predicted with certainty, management believes the ultimate resolution of these matters individually or in the aggregate will not have a material adverse effect on the Company. Also, see Note 3 to the consolidated financial statements in Part I.

Item 2.     CHANGES IN SECURITIES

            Not Applicable

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

            None

Item 5.     OTHER INFORMATION

            None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits

          3.1 Amended and Restated Certificate of Incorporation of the Registrant. (1)
          3.2  Bylaws, as amended, of the Registrant. (1)
          3.3 Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (1)
          4.1  Specimen Common Stock Certificate. (1)
          9.1 Voting Trust Agreement, dated November 17, 1997, by and among Osamah Bakhit, Aviation Distributors, Inc., and Dirk O. Julander, as trustee. (2)
         10.2  1996 Stock Option and Incentive Plan. (1)
         10.3 Aircraft Purchase Agreement, dated August 8, 1995, by and between Alia The Royal Jordanian Airlines and Aviations Distributors, Inc.. (1)
         10.4 Credit and Security Agreement, dated June 25, 1997, by and between Aviation Distributors, Inc. and BNY Financial Corporation.(3)
         10.5 Secured and Guaranteed Promissory Note, dated February 24, 1998, by and between Aviation Distributors, Inc. and BNY Financial Corporation.(3)
         10.6 Amended and Restated Employment Agreement, dated as of July 16, 1996, by and between Osamah S. Bakhit and Aviation Distributors, Inc. (1)
         10.7 Employment Agreement, dated as of July 16, 1996, by and between Mark W. Ashton and Aviation Distributors, Inc. (1)
         10.8 Employment Agreement, dated as of July 16, 1996, by and between Jeffrey G. Ward and Aviation Distributors, Inc. (1)
         10.9 Commercial Lease, dated June 11, 1996, by and between Francis De Leone and Aviation Distributors, Inc. (1)
        10.10 Amendment to Employment Agreement, dated November 17, 1997, by and between Osamah S. Bakhit and Aviation Distributors, Inc.(3)
        10.11 Amendment to Employment Agreement, dated November 17, 1997, by and between Mark W. Ashton and Aviation Distributors, Inc.(3)
        10.12 Lease, dated as of July 9, 1997, by and between Olen Properties Corp. and Aviation Distributors, Inc. (3)
        10.13 Amended and Restated Promissory Note from Osamah S. Bakhit to Aviation Distributors, Inc., dated as of December 31, 1995. (1)
        10.14  Settlement Agreement dated as of November 1, 1996. (1)
        10.15  Form of Indemnity Agreement. (1)
        10.33  Promissory Note between Aviation Distributors, Inc. and Osamah
               S. Bakhit, dated December 31, 1996. (1)

     (1) Filed with the Company's Registration Statement on Form SB-2 dated March 3, 1997.

     (2) Filed with the Company's Current Report on Form 8-K dated August 29, 1997.

     (3) Filed with the Company's Registration Statement on Form 10-KSB dated April 20, 1998.

(b)  Reports on Form 8-K.

          DATE OF REPORT/FILING DATE         ITEM REPORTED
          August 29, 1997/September 8, 1997  Change in Registrant's Certifying
                                             Accountant (Withdrawal of Reports
                                             on Financial Statements;
                                             Resignation of Arthur Andersen
                                             LLP). No financial statements were
                                             filed.

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

Date     August 16, 1999                AVIATION DISTRIBUTORS, INC.
     -----------------------------

                                         By: /s/ Saleem Naber
                                             -------------------------------
                                                  Saleem Naber
                                                  Chief Executive Officer
                                                  President and Director
                                                  (Principal Executive Officer)


                                         By: /s/ Gary L. Joslin
                                             -------------------------------
                                                  Gary L. Joslin
                                                  Chief Financial Officer
                                                  and Director (Principal
                                                  Accounting Officer)