Form 10-Q
period 1999-09-30
AVIATION DISTRIBUTORS INC
filed 1999-11-16
CIK 1018645

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 16, 1999
                                                      REGISTRATION NO. 333-8061
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  -----------

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1999
                               ---------------------------------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                           to
                               ---------------------          ----------------

                         Commission file number 0-29028

                            AVIATION DISTRIBUTORS, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                           33-0715685
-------------------------------------------------------------------------------
     (State or Other Jurisdiction of                          (I.R.S. employer
    Incorporation or Organization)                           Identification No.)

ONE CAPITAL DRIVE LAKE FOREST, CALIFORNIA                           92630
-------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                       (Zip Code)

      Registrant's Telephone Number, Including Area Code      (949) 586-7558
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

                  YES (X)           NO ( )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,202,000 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF NOVEMBER 16, 1999.

                                AVIATION DISTRIBUTORS, INC.
                                CONSOLIDATED BALANCE SHEETS

                                                                                DECEMBER 31,     SEPTEMBER 30,
                                                                                    1998             1999
                                                                                    ----             ----
                                           ASSETS                                                 (UNAUDITED)
CURRENT ASSETS:
       Restricted cash   . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 8,171            7,026
       Accounts receivable, net of allowance for
        doubtful accounts of $620,000 at December 31,
        1998 and $625,000 at September 30, 1999,
        respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,767,470        5,541,220
       Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . .         69,238          235,804
       Inventories, net of reserve . . . . . . . . . . . . . . . . . . . . .      9,356,386        8,755,323
       Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .        529,965          314,003
       Income tax receivable . . . . . . . . . . . . . . . . . . . . . . . .        392,979           36,995
       Current portion of note receivable  . . . . . . . . . . . . . . . . .      1,276,750                -
       Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . .        101,000          101,000
                                                                                -----------      -----------
            Total current assets . . . . . . . . . . . . . . . . . . . . . .     16,501,959       14,991,371
                                                                                -----------      -----------
PROPERTY AND EQUIPMENT . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,001,622        1,042,346
       Less - accumulated depreciation . . . . . . . . . . . . . . . . . . .        355,715          462,156
                                                                                -----------      -----------
                                                                                    645,907          580,190
                                                                                -----------      -----------
Note receivable from founder . . . . . . . . . . . . . . . . . . . . . . . .        408,718          408,718
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29,351           31,484
                                                                                -----------      -----------
                                                                                    438,069          440,202
                                                                                -----------      -----------
                                                                               $ 17,585,935     $ 16,011,763
                                                                              =============    =============
                           LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
       Checks issued not yet presented for payment . . . . . . . . . . . . .      $ 377,986        $ 337,986
       Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .      3,120,953        3,796,773
       Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .        838,446          848,594
       Lines of credit . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,791,538       13,866,494
       Current portion of long-term debt . . . . . . . . . . . . . . . . . .      1,911,057          132,303
       Current portion of capital lease obligations  . . . . . . . . . . . .         18,797           13,071
                                                                                -----------      -----------
            Total current liabilities  . . . . . . . . . . . . . . . . . . .     19,058,777       18,995,221
                                                                                -----------      -----------
Long-term debt, net of current portion . . . . . . . . . . . . . . . . . . .          9,672            5,605
                                                                                -----------      -----------
Capital lease obligations, net of current portion. . . . . . . . . . . . . .         30,323           22,229
                                                                                -----------      -----------
Other long-term liability  . . . . . . . . . . . . . . . . . . . . . . . . .        480,000                -
                                                                                -----------      -----------
Deferred tax liability . . . . . . . . . . . . . . . . . . . . . . . . . . .        101,000          101,000
                                                                                -----------      -----------
STOCKHOLDERS' DEFICIT:
       Preferred stock, par value of $.01, 3,000,000
        shares authorized; none issued and outstanding . . . . . . . . . . .              -                -
       Common stock, par value of $.01, 10,000,000
        shares authorized; 3,165,000 and 3,245,000 shares
        issued and outstanding at December 31, 1998 and
        September 30, 1999, respectively  . . . . . . . . . . . . . . . . . .        31,650           32,450
       Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . .    5,658,099        6,137,299
       Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .   (7,710,282)      (9,208,737)
       Treasury stock, 43,000 shares at cost . . . . . . . . . . . . . . . . .      (73,304)         (73,304)
                                                                                -----------      -----------
            Total stockholders' deficit . . . . . . . . . . . . . . . . . . .    (2,093,837)      (3,112,292)
                                                                                -----------      -----------
                                                                               $ 17,585,935     $ 16,011,763
                                                                              =============    =============

   The accompanying notes are an integral part of these consolidated balance sheets.

                        AVIATION DISTRIBUTORS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------   -------------------------------
                                                   (UNAUDITED)      (UNAUDITED)         (UNAUDITED)    (UNAUDITED)
                                                       1998            1999                1998           1999
                                                       ----            ----                ----           ----
NET DISTRIBUTED SERVICES AND INVENTORY SALES. . .  $ 7,497,055      $ 5,396,347       $ 22,669,552    $ 16,335,080
NET SALES ON CONSIGNMENT AND
 MARKETING AGREEMENTS . . . . . . . . . . . . . .       71,019                -            247,120               -
                                                    ----------       ----------        -----------     -----------
TOTAL NET SALES . . . . . . . . . . . . . . . . .    7,568,074        5,396,347         22,916,672      16,335,080
COST OF SALES . . . . . . . . . . . . . . . . . .    6,086,123        3,873,354         18,041,818      12,524,745
                                                    ----------       ----------        -----------     -----------
          Gross profit  . . . . . . . . . . . . .    1,481,951        1,522,993          4,874,854       3,810,335
SELLING AND ADMINISTRATIVE EXPENSES. . . . . . . .   1,542,073        1,388,356          5,261,175       4,246,607
NON RECURRING EXPENSES . . . . . . . . . . . . . .     205,781           29,735          1,245,091         118,650
                                                    ----------       ----------        -----------     -----------
          Income (loss) from operations. . . . . .   (265,903)         104,902         (1,631,412)       (554,922)
OTHER (EXPENSES) INCOME:
          Interest expense  . . . . . . . . . . . .   (464,765)        (397,188)        (1,821,948)     (1,334,006)
          Interest income . . . . . . . . . . . . .     53,243           80,230            210,965         130,093
          Other income  . . . . . . . . . . . . . .        310            6,833              4,644           8,245
                                                    ----------       ----------        -----------     -----------
          Loss before provision for
            income taxes . . . . . . . . . . . . .    (677,115)        (205,223)        (3,237,751)     (1,579,052)
PROVISION FOR (BENEFIT FROM) INCOME TAXES  . . . .     202,076          (81,397)           202,076         (80,597)
                                                    ----------       ----------        -----------     -----------

NET LOSS BEFORE EXTRAORDINARY ITEM . . . . . . . .    (879,191)        (123,826)        (3,439,827)     (1,669,993)

EXTRAORDINARY ITEM - Gain on restructuring of
  payables, net of applicable income taxes . . . .         --           171,538                --          171,538
                                                    ----------       ----------        -----------     -----------

NET INCOME (LOSS). . . . . . . . . . . . . . . . .  $ (879,191)      $   47,712        $(3,439,827)    $(1,498,455)
                                                    ===========      ==========        =============   ============

Basic and diluted net income (loss) per share:
          Loss before extraordinary item . . . . .       (0.28)           (0.04)             (1.09)          (0.53)
          Extraordinary item . . . . . . . . . . .         --              0.05                --             0.05
                                                    ----------       ----------        -----------     -----------
Net income (loss) per share. . . . . . . . . . . .  $    (0.28)      $     0.01        $     (1.09)    $     (0.48)
                                                    ===========      ==========        ===========     ===========
Weighted average shares outstanding. . . . . . . .    3,122,000       3,202,000          3,146,000       3,180,000
                                                    ===========      ==========        ===========     ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

                         AVIATION DISTRIBUTORS, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                           COMMON STOCK         TREASURY STOCK                                          TOTAL
                                    -----------------------  --------------------       ADDITIONAL                  STOCKHOLDERS'
                                      NUMBER                   NUMBER                      PAID      ACCUMULATED       EQUITY
                                    OF SHARES      AMOUNT    OF SHARES     AMOUNT       IN CAPITAL     DEFICIT        (DEFICIT)
                                    ----------     ------    ----------    ------       -----------   --------         --------
Balance at January 1, 1998  . . . . 3,165,000      31,650         -           -          5,658,099    (1,914,510)       3,775,239

    Purchase of treasury stock  . .     -            -          43,000      (73,304)         -            -               (73,304)

    Net loss  . . . . . . . . . . .     -            -            -            -             -         (5,795,772)     (5,795,772)
                                    ----------     ------    ----------    ------       -----------   -----------      ----------

Balance at December 31, 1998. . . . 3,165,000      31,650       43,000      (73,304)     5,658,099     (7,710,282)     (2,093,837)

    Stock issued in
      legal settlement  . . . . . .    80,000         800         -           -            479,200        -               480,000

    Net loss  . . . . . . . . . . .     -            -            -            -             -         (1,498,455)     (1,498,455)
                                    ----------     ------    ----------    ------       -----------   -----------      ----------

Balance at September 30, 1999 . . . 3,245,000    $ 32,450       43,000     $ (73,304)  $ 6,137,299   $ (9,208,737)   $ (3,112,292)
                                    =========   =========      =======    ==========  ============   ============    ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                                           AVIATION DISTRIBUTORS, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                      1998                            1999
                                                                                      ----                            ----
                                                                                   (UNAUDITED)                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (3,439,827)                    $ (1,498,455)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
            Principal payments on note receivable . . . . . . . . . . . . . .       1,318,237                        1,276,750
            Borrowings on notes payable related to inventory purchases. . . .       2,406,919                                -
            Principal payments on notes payable
              related to inventory purchases  . . . . . . . . . . . . . . . .      (4,139,770)                      (1,276,750)
            Reduction in amount due on notes payable
              related to inventory purchases in exchange for
              reduction in accounts receivable  . . . . . . . . . . . . . . .               -                         (643,788)
            Depreciation and amortization . . . . . . . . . . . . . . . . . .         279,489                          157,997
            Changes in assets and liabilities:
                 Accounts receivable, net   . . . . . . . . . . . . . . . . .       2,017,408                         (773,750)
                 Other receivables  . . . . . . . . . . . . . . . . . . . . .         158,899                         (166,566)
                 Inventories  . . . . . . . . . . . . . . . . . . . . . . . .         (63,276)                         601,063
                 Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .         (56,283)                         215,962
                 Income tax receivable  . . . . . . . . . . . . . . . . . . .        (175,000)                         355,984
                 Deferred tax asset . . . . . . . . . . . . . . . . . . . . .         192,000                                -
                 Other assets . . . . . . . . . . . . . . . . . . . . . . . .         (75,000)                          (2,133)
                 Checks issued not yet presented for payment. . . . . . . . .        (576,958)                         (40,000)
                 Accounts payable . . . . . . . . . . . . . . . . . . . . . .      (1,047,573)                         675,820
                 Accrued liabilities  . . . . . . . . . . . . . . . . . . . .        (104,444)                          10,148
                 Deferred tax liability . . . . . . . . . . . . . . . . . . .           8,000                                -
                                                                                   -----------                      ----------
                        Net cash used in operating activities . . . . . . . .      (3,297,179)                      (1,107,718)
                                                                                   -----------                      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment . . . . . . . . . . . . . . . . .         (203,055)                         (74,769)
       Decrease in restricted cash  . . . . . . . . . . . . . . . . . . . . .       1,095,031                            1,145
                                                                                   -----------                      ----------
                     Net cash provided by (used in) investing activities . .          891,976                          (73,624)
                                                                                   -----------                      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings on lines of credit . . . . . . . . . . . . . . . . . . . .       25,464,678                       16,152,534
       Principal payments on lines of credit . . . . . . . . . . . . . . . .      (22,991,183)                     (15,077,578)
       Borrowings on long-term debt  . . . . . . . . . . . . . . . . . . . .                -                          125,000
       Principal payments of long-term debt  . . . . . . . . . . . . . . . .           (5,000)                          (4,794)
       Principal payments of capital lease obligations . . . . . . . . . . .          (19,725)                         (13,820)
       Acquisition of treasury stock . . . . . . . . . . . . . . . . . . . .          (73,304)                               -
                                                                                   -----------                      ----------
                     Net cash provided by financing activities . . . . . . .        2,375,466                        1,181,342
                                                                                   -----------                      ----------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . .         (29,737)                               -
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . .           80,218                                -
                                                                                   -----------                      ----------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . .         $ 50,481                      $         -
                                                                                 ============                      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid during the period for:
            Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1,820,109                      $ 1,402,426
                                                                                 ============                      ===========
            Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 177,076                            $ 800
                                                                                 ============                      ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

                          AVIATION DISTRIBUTORS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine month periods ended September 30, 1999 and 1998. The results of operations and cash flows for the nine month period ended September 30, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1999.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in connection with the Company's December 31, 1998 financial statements and the notes thereto included in the Company's Annual Report on Form 10KSB.

NOTE 2 - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company sustained a substantial loss from operations in 1998 and incurred losses for the first and second quarters of 1999; has used, rather than provided, cash in its operations; and has deficits in working capital and stockholders' equity at December 31, 1998 and September 30, 1999. In addition, the Company is in an over advance position on its line of credit, which limits its ability to obtain additional operating capital from its primary lender. The Company has reduced its over advance in the third quarter, from $1.2 million at June 30, 1999 to $240,000 at September 30, 1999.

Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets are dependent upon continued operations of the Company. This in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations.

Management has taken steps to revise its operations and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence. Ongoing expenses have been reduced by salary reductions, headcount reductions and other cost saving measures implemented. To further reduce ongoing expenses, the Australian warehouse and European sales office were closed, relocating the inventory and the sales function to California. The class action lawsuits have been settled. Management expects the nonrecurring and abnormal expenses caused by the lawsuits and other legal issues to decline by more than $1 million compared to such expenses incurred in fiscal year 1998. Settlement of legal issues will also allow management to concentrate on managing, improving and expanding the business. Discussions are in process to obtain convertible senior subordinated debt. Management believes that new financing will allow an improvement in vendor relations and bank loan arrangements, which in turn will improve financial flexibility.

NOTE 3  - CLASS ACTION LAWSUITS AND GOVERNMENT INVESTIGATIONS:

On March 15, 1999, the Federal Court approved the settlement of the class action lawsuit described in prior filings. Terms of the settlement included a total cash consideration of $740,000, and 210,000 shares of the Company's common stock. The Company paid $140,000 in cash and issued 80,000 shares of common stock. The Company's founder, Osamah Bakhit, contributed 130,000 shares of Company stock he owned to the settlement.

The allegations in the class action lawsuit are being investigated by a Federal grand jury and the Securities and Exchange Commission. The Company is unable at this time, to anticipate the outcome of three investigations.

NOTE 4 - DEBT ARRANGEMENTS

On February 9, 1999 the Company amended its Credit Facility with GMAC Commercial Credit LLC, successor in interest to BNY Financial Corporation
(GMAC), to increase the maximum loan amount to $20,000,000, increase its unused line fee to 0.5%, increase its receivables advance rate and extend the loan expiration date to June 21, 2002. The Company incurred a $50,000 fee for amending the Credit Facility.

At September 30, 1999, the Company was not in compliance with certain of the covenants of its line of credit with GMAC. GMAC continues to support the Company and its management; however, there is no assurance that the lender will not require repayment of all debt and/or terminate the credit facility.

NOTE 5 - EXPORT SALES

For the nine months ended September 30, 1998 and 1999, approximately 48.0% and 50.9%, respectively, of the Company's net sales were export sales. Export sales by region were approximately as follows:

                                                                  SEPTEMBER 30,
                                                               ----------------
                                                               1998         1999
                                                               ----         ----
Pacific Rim .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     18.9%        14.0%
Europe   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      6.9         11.6
Latin/South America  .  .  .  .  .  .  .  .  .  .  .  .  .     16.2         18.7
Africa/Middle East.  .  .  .  .  .  .  .  .  .  .  .  .  .      6.0          6.6
                                                            -------         ----
                                                               48.0%        50.9%
                                                            =======         ====

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

The following table sets forth certain information relating to the Company's operations for the three months ended September 30, 1998 and 1999 (dollars in thousands):

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------
                                                        1998                           1999
                                                -------------------            ------------------
Net sales                                       $ 7,568       100.0 %          $ 5,396      100.0 %
Cost of sales                                     6,086        80.4              3,873       71.8
                                                -------     -------            -------     ------
              Gross profit                        1,482        19.6              1,523       28.2
Selling and administrative expenses               1,542        20.4              1,388       25.7
Non-recurring expenses                              206         2.7                 30        0.6
                                                -------     -------            -------     ------
Income (loss) from operations                      (266)       (3.5)               105        1.9
Interest expense                                    464         6.1                397        7.4
Interest income                                      53         0.7                 80        1.5
Other income                                          -           -                  7        0.1
Provision for (benefit from) income taxes           202         2.7                (81)      (1.5)
Gain on restructuring of payables, net of taxes       -           -                172        3.2
                                                -------     -------            -------     ------
Net income (loss)                               $ (879)      (11.6)%           $    48        0.8 %
                                                =======     =======            =======     ======


NET SALES. Net sales decreased from $7.6 million for the three months ended September 30, 1998 to $5.4 million for the three months ended September 30, 1999, a decrease of $2.2 million or 28.9%. This decrease was in part a result of the restrictions on financing and the completion of fewer large sales.

Net sales consist of net distributed services and inventory sales. Net distributed services represents sales of aircraft parts purchased at the point of sale through outside parties. Inventory sales represent sales of the Company's owned inventory. Sales from distributed services (outside sourcing) represented approximately 86.5% and 83.3% of total net sales for the three months ended September 30, 1998 and 1999, respectively. Sales of Company-owned inventory represented approximately 13.5% and 16.7% of total net sales for the three months ended September 30, 1998 and 1999, respectively

COST OF SALES. Cost of sales decreased from $6.1 million for the three months ended September 30, 1998 to $3.9 million for the three months ended September 30, 1999, a decrease of $2.2 million or 36.1%. This decrease was primarily attributable to the 30.3% decrease in net sales.

GROSS PROFIT. Gross profit was $1.5 million and 19.6% of net sales for the three months ended September 30, 1998 and $1.5 million or 28.2% of net sales for the three months ended September 30, 1999. The 8.6% increase in the gross profit percent was the result of increased sales of owned inventory and an overall focus by management to improve margins. The company identified certain owned inventory parts to be sold at a loss and recorded a valuation reserve for those specific parts at the end of the second quarter. Those parts were subsequently sold and that resulted in a reduction in the inventory valuation reserve of approximately $148,000.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of wages and commission expense, rent expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses decreased from $1.5 million for the three months ended September 30, 1998 to $1.4 million for the three months ended September 30, 1999, a decrease of $100,000 or 6.7%. This decrease was principally due to a decrease in employee compensation as a result of salary reductions and headcount reductions, a decrease in commission expense as a result of the decrease in net sales and a decrease in other administrative expenses as a result of management effectively controlling administrative expenses.

NON-RECURRING EXPENSES. In the third quarter of 1998 and 1999, the Company incurred $206,000 and $30,000, respectively, of expenses related to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements, class action lawsuits and investigations by a Federal grand jury and the Securities and Exchange Commission. Management expects these expenses to continue to decrease, as the shareholder lawsuit was settled on March 15, 1999. These expenses primarily consist of legal, accounting and consulting fees. See "Part II, Item 1 - Legal Proceedings."

INCOME (LOSS) FROM OPERATIONS. The Company had a loss from operations of $266,000 for the three months ended September 30, 1998 compared to income from operations of $105,000 for the three months ended September 30, 1999 a difference of $371,000. The income from operations is due to the decrease in selling and administrative expenses and non-recurring expenses and the increase in gross profit. See "Gross profit", "Selling and administrative expenses" and "Non-recurring expenses."

INTEREST EXPENSES. Interest expense decreased from $464,000 for the three months ended September 30, 1998 to $397,000 for the three months ended September 30, 1999. The $67,000 decrease in interest expense was due to an early payment of a note payable related to the purchase of inventory, which reduced interest expense, by $71,000. The Company was in an overadvance with its primary lender which resulted in an increase in the interest rate charged for both 1998 and 1999.

INTEREST INCOME. Interest income increased from $53,000 for the three months ended September 30, 1998 to $80,000 for the three months ended September 30, 1999. The $27,000 increase in interest income was due to interest income of $66,000 related to an income tax receivable from both the federal government and the state. This increase was offset by the decrease of a note receivable.

GAIN ON RESTRUCTURING OF PAYABLES, NET OF TAXES. Gain on restructuring of payables, net of taxes, was due to the Company negotiating, and the reduction of, certain overhead vendor accounts payable.

The following table sets forth certain information relating to the Company's operations for the nine months ended September 30, 1998 and 1999 (dollars in thousands):

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------
                                                        1998                          1999
                                              --------------------            -------------------
Net sales                                     $ 22,917       100.0 %          $ 16,335      100.0 %
Cost of sales                                   18,042        78.7              12,525       76.7
                                              --------      ------            --------     ------
              Gross profit                       4,875        21.3               3,810       23.3
Selling and administrative expenses              5,261        23.0               4,247       26.0
Non-recurring expenses                           1,245         5.4                 118        0.7
                                              --------      ------            --------     ------
Loss from operations                            (1,631)       (7.1)               (555)      (3.4)
Interest expense                                 1,822         7.9               1,334        8.2
Interest income                                    211         0.9                 130        0.8
Other income                                         4           -                   8          -
Provision for (Benefit from) income taxes          202         0.9                 (81)      (0.5)
Gain on restructuring of payables, net
  of taxes                                           -           -                 172        1.1
                                              --------      ------            --------     ------
Net loss                                      $ (3,440)      (15.0)%          $ (1,498)      (9.2)%
                                              --------      ------            --------     ------
                                              --------      ------            --------     ------


NET SALES. Net sales decreased from $22.9 million for the nine months ended September 30, 1998 to $16.3 million for the nine months ended September 30, 1999, a decrease of $6.6 million or 28.9%. This decrease was in part a result of the restrictions on financing and the completion of fewer large sales.

Net sales consist of net distributed services and inventory sales. Net distributed services represents sales of aircraft parts purchased at the point of sale through outside parties. Inventory sales represent sales of the Company's owned inventory. Sales from distributed services (outside sourcing) represented approximately 84.9% and 90.1% of total net sales for the nine months ended September 30, 1998 and 1999, respectively. Sales of Company-owned inventory represented approximately 15.1% and 9.9% of total net sales for the nine months ended September 30, 1998 and 1999, respectively

COST OF SALES. Cost of sales decreased from $18.0 million for the nine months ended September 30, 1998 to $12.5 million for the nine months ended September 30, 1999, a decrease of $5.5 million or 30.6%. This decrease was primarily attributable to the 28.9% decrease in net sales.

GROSS PROFIT. Gross profit decreased from $4.9 million or 21.3% of net sales for the nine months ended September 30, 1998 to $3.8 million or 23.3% of net sales for the nine months ended September 30, 1999, a decrease of $1.1 million or 22.5%. This decrease was primarily a result of the 28.9% decrease in net sales offset by an increase in margins in 1999 by 2.0% of net sales.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of wages and commission expense, rent expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses decreased from $5.3 million for the nine months ended September 30, 1998 to $4.2 million for the nine months ended September 30, 1999, a decrease of $1.1 million or 20.8%. This decrease was principally due to a decrease in employee compensation as a result of salary reductions and headcount reductions, a decrease in commission expense as a result of the decrease in net sales and a decrease in other administrative expenses as a result of management effectively controlling administrative expenses.

NON-RECURRING EXPENSES. For the nine months ended September 30, 1998 and 1999, the Company incurred $1.2 million and $118,000, respectively, of expenses related to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements, class action lawsuits and investigations by a Federal grand jury and the Securities and Exchange Commission. Management expects these expenses to continue to decrease, as the shareholder lawsuit was settled on March 15, 1999. These expenses primarily consist of legal, accounting and consulting fees. See "Part II, Item 1 - Legal Proceedings."

LOSS FROM OPERATIONS. The Company had a loss from operations of $1.6 million and $555,000 for the nine months ended September 30, 1998 and 1999, respectively. The $1.0 million decrease in loss from operations is due to the decrease in selling and administrative expenses and non-recurring expenses offset by a decrease in net sales and gross profit. See "Net sales", "Gross profit", "Selling and administrative expenses" and "Non-recurring expenses."

INTEREST EXPENSES. Interest expense decreased from $1.8 million for the nine months ended September 30, 1998 to $1.3 million for the nine months ended September 30, 1999. The $500,000 decrease in interest expense was due to approximately $450,000 of interest incurred on the note payabe for the purchase of the CFM56 engine in 1998 and an early payment of a note payable related to the purchase of inventory reduced interest expense by $71,000. The Company was in an overadvance with its primary lender which resulted in an increase in the interest rate charged for both 1998 and 1999.

INTEREST INCOME. Interest income decreased from $211,000 for the nine months ended September 30, 1998 to $130,000 for the nine months ended September 30, 1999. The $81,000 decrease in interest income was due to a decrease of a note receivable balance offset by interest income of $66,000 related to an income tax receivable from both the federal government and the state.

GAIN ON RESTRUCTURING OF PAYABLES, NET OF TAXES. Gain on restructuring of payables, net of taxes, was due to the Company negotiating, and the reduction of, certain overhead vendor accounts payable.

YEAR 2000 COMPLIANCE

The Company initiated a comprehensive information technology systems review, which resulted in the implementation of a new software system in September 1999. The new software is year 2000 compliant and provides a new integrated database to manage the business systems of the Company. The capital outlay associated with cost and implementation of the software was approximately $200,000. The software was purchased in 1997 for approximately $100,000. Management estimates the costs for future upgrades are approximately $50,000, which includes custom programming of the new software system. The Company does not separately track the internal costs incurred for the Y2K project. The Company estimated its future costs by assessing compensation and fringe benefits of internal employees working on the Y2K issues and fees of certain outside consultants.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used $3.3 million and $1.1 million in net cash in the nine months ended September 30, 1998 and 1999, respectively. The largest cash uses in the 1998 period were the $3.4 million loss, payments of $4.1 million related to notes payable for inventory purchases, and decreases in liability accounts, offset by a $2.0 million reduction in accounts receivable and $2.4 million borrowings on notes payable related to inventory purchases. For the 1999 period, the largest uses of cash were the $1.5 million net loss, payments of $1.3 million related to notes payable for inventory purchases, and $600,000 reduction in amount due on notes payable related to inventory purchases in exchange for reduction in accounts receivable and $800,000 reductions in accounts receivable offset by $1.3 million principal payments on note receivable, $600,000 decrease in inventories and a $700,000 increase of accounts payable.

For the 1998 period, the Company used $200,000 in investing activities from purchases of property and equipment, less reductions of $1.2 million in restricted cash. For the 1999 period, the Company used $75,000 for purchases of property and equipment.

Cash provided by 1998 financing activities of $2.4 million, was primarily a result of a $2.5 million net increase in line of credit borrowings. The 1999 financing activities provided cash of $1.2 million, primarily resulting from the $1.1 million net increase in line of credit borrowings and the $125,000 increase in borrowings on current portion of long-term debt.

As of September 30, 1999, the Company had a working capital deficit of $4.0 million. This was primarily due to the increase in the borrowings on the line of credit, resulting from the cash requirements for the shareholder lawsuits and the government investigations, decreases in accounts receivable related to the decrease in net sales and the decrease in current notes receivable. See "Item 1 - Legal Proceedings."

At September 30, 1999, the Company was not in compliance with certain of the covenants of its line of credit with GMAC. GMAC continues to support the Company and its management; however, there is no assurance that the lender will not require repayment of all debt and/or terminate the credit facility.

In October 1998 the Company assigned all tax refunds from governmental agencies to GMAC and issued 126,600 warrants to purchase common stock of the Company at $2.50 per share. At December 31, 1998 the Company has recorded a tax receivable representing over-paid taxes on the 1996 Federal and State tax returns of $393,000. In July of 1999 the Company received $437,000 of the tax refunds plus applicable interest with $37,000 remaining to be paid. In February 1999, the Company reduced the exercise price of the warrants from $2.50 to $1.00 per share.

On February 9, 1999 the Company amended its Credit Facility with GMAC to increase the maximum loan amount to $20,000,000, increase its unused line fee to 0.5% and increase its receivables advance rate for insured international receivables from 80% to 90%. The Company incurred a $50,000 fee for amending the Credit Facility.

The Company's long-term debt consists of the following: (i) note payable of $125,000 at September 30, 1999 to the founder of the Company and (ii) notes payable for $13,000.

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

         None

Item 5.  OTHER INFORMATION

         None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

    3.1 Amended and Restated Certificate of Incorporation of the Registrant. (1)
    3.2 Bylaws, as amended, of the Registrant. (1)
    3.3 Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (1)
    4.1 Specimen Common Stock Certificate. (1)
    9.1 Voting Trust Agreement, dated November 17, 1997, by and among
        Osamah Bakhit, Aviation Distributors, Inc., and Dirk O. Julander, as trustee. (2)
   10.2 1996 Stock Option and Incentive Plan. (1)
   10.3 Aircraft Purchase Agreement, dated August 8, 1995, by and between
        Alia The Royal Jordanian Airlines and
        Aviations Distributors, Inc. (1)
   10.4 Credit and Security Agreement, dated June 25, 1997, by and between Aviation Distributors, Inc. and BNY
        Financial Corporation.(3)
   10.5 Secured and Guaranteed Promissory Note, dated February 24, 1998, by and between Aviation Distributors, Inc. and BNY Financial Corporation.(3)
   10.6 Amended and Restated Employment Agreement, dated as of July 16, 1996, by and between Osamah S. Bakhit and Aviation Distributors, Inc. (1)
   10.7 Employment Agreement, dated as of July 16, 1996, by and between Mark W. Ashton and Aviation Distributors, Inc. (1)

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

Date     November 16, 1999                  AVIATION DISTRIBUTORS, INC.
    ----------------------------

                                            By: /s/ Saleem Naber
                                                ---------------------------
                                                   Saleem Naber
                                                   Chief Executive Officer
                                                   President and Director
                                                   (Principal Executive Officer)

                                            By: /s/ Gary L. Joslin
                                                ---------------------------
                                                   Gary L. Joslin
                                                   Chief Financial Officer
                                                   and Director (Principal
                                                   Accounting Officer)