Form 10KSB40
period 1999-12-31
AVIATION DISTRIBUTORS INC
filed 2000-04-13
CIK 1018645

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 10-KSB

(MARK ONE)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

                                       OR


(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number: 0-29028

                           AVIATION DISTRIBUTORS, INC.
                 (Name of small business issuer in its charter)

                DELAWARE                             33-0715685
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

           ONE CAPITAL DRIVE
         LAKE FOREST, CALIFORNIA                        92630
  (Address of Principal Executive Office)             (Zip Code)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 586-7558

                   ------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                    ON WHICH REGISTERED:
     -------------------                    ---------------------
                    NONE                    NONE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK -- $.01 PAR VALUE
                                (TITLE OF CLASS)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  X             No
             -----              -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-KSB.   X
             -----

Revenues of the registrant for the fiscal year ended December 31, 1999 were $23,361,000.

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 31, 2000 was approximately $2,325,000, based upon the average of the bid and asked prices of the Common Stock, as reported by the Bloomberg Financial Markets.

The number of shares of the Common Stock of the registrant outstanding as of March 31, 1999 was 3,344,500.

           Transitional Small Business Disclosure Format (check one):

                 Yes                        No         X
                     -------------              ---------------

Documents incorporated by reference:

Items 10, 11, 12 and 13 of Part III are incorporated by reference from a portion of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders and are incorporated by reference into Part III hereof.

                                     PART I

All statements, other than statements of historical fact, included in this Form 10-KSB, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Aviation Distributors, Inc. (the "Company" or "ADI") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other aviation parts suppliers, aviation industry and economic conditions generally and in the Company's primary markets, availability of capital, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-KSB and the Company assumes no obligation to update the forward-looking statements or to update the reasons that actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.      DESCRIPTION OF BUSINESS

INTRODUCTION

The Company is a supplier of new and overhauled aircraft parts to major commercial airlines worldwide. The Company locates, acquires and supplies parts for all major aircraft. Additionally, the Company engages in consignment and marketing agreements with major commercial airlines, distributors and OEMs, which allows the Company to offer a wide range of parts for sale without certain risks and financing costs associated with owned inventory. Aircraft parts offered by the Company include those manufactured by Airbus, Boeing, General Electric, Lockheed, McDonnell Douglas, Pratt & Whitney and Rolls Royce.

The Company's sales decreased from $28.4 million in 1998 to $23.4 million in 1999 as a result of the restrictions on financing and the completion of fewer large sales. The Company's sales increased from $21.3 million in 1995, to $23.9 million in 1996 and $39.0 million in 1997. Due to financing restrictions, 1998 sales decreased to $28.4 million.

INDUSTRY OVERVIEW AND TRENDS

The worldwide aircraft parts market is highly fragmented and parts are supplied by many types of suppliers, including airlines, OEMs and numerous distributors, fixed base operators, FAA-certified facilities, traders and brokers. The Canaan Group Ltd., a management consulting firm specializing in the aircraft and aerospace industry, estimated that aircraft parts inventories valued at $45 billion existed in May 1995, with a carrying cost of $10 billion annually, and that 80% of such inventories were owned by airlines. The Company believes that a portion of such inventory is available for marketing, consignment and purchase. The Company also believes that, based on other significant market trends, its target market will continue to grow.

MARKET GROWTH. According to Boeing's 1999 Market Outlook, the worldwide fleet of commercial aircraft and cargo jet aircraft is expected to grow from 12,600 airplanes at the end of 1998 to 19,100 airplanes by 2008 and to 28,425 airplanes by 2018. For the industry as a whole, profitability was attained in 1998. Airlines will increase airplane size only moderately in the next decade, with almost three-fourths of future deliveries comprised of single aisle airplanes. The number of seats in passenger service will increase from 1.8 to nearly 4.2 million. The freighter fleet capacity is expected to grow by more than 280% by 2018. The Company believes such increase in the number of airplanes and the increase in the number of flights is an indication that aircraft will be flown more often and will need standard service checks more frequently. The Company believes that these factors have resulted and will continue to result in increased demand for aircraft parts worldwide.

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

INCREASED EMPHASIS ON TRACEABILITY. Regulatory agencies have increased documentation requirements for aircraft parts because of concern regarding unapproved parts. In order for suppliers to trace all aircraft parts back to their original source, suppliers have invested in sophisticated information systems technology. The Company has developed and continues to maintain and upgrade its information systems technology to ensure that all aircraft parts bought and sold by the Company comply with applicable regulatory requirements.

BUSINESS STRATEGY

The Company's primary objectives are to be a leading quality supplier of aircraft parts to airlines worldwide and to increase revenue from its business through the application of a comprehensive business strategy combining various customer service, marketing, operating and growth objectives. The Company's marketing approach includes direct marketing to airlines and manufacturers, advertising in trade directories and attending industry trade shows. Although the Company concentrates the majority of its marketing efforts on commercial airlines servicing the passenger market, it also seeks to foster business from commercial airlines servicing the cargo market, as well as overhaul facilities and OEMs.

CUSTOMER SERVICE. The Company intends to continue to market and develop its ability to deliver parts quickly to customers at a preferred price and its emphasis on implementing creative solutions to locate and deliver hard-to-find aircraft parts. Additionally, the Company plans to continue to cultivate relationships with its customers to assure that it retains its position on its customers' preferred list of aircraft parts suppliers. The Company has historically incurred high levels of selling and administrative expenses, primarily travel and entertainment associated with establishing and maintaining customer relationships. A key component of the Company's business strategy is to implement a program to effectively contain such expenses.

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

In March 1998, the Company attained its ISO 9002 Certification. The Company has since undergone four surveillance audits, which resulted in the retention of the certification. The Company is among a select group in its industry to have achieved this status, which is a well-recognized symbol of quality operating standards.

FOCUS ON MAJOR COMMERCIAL AIRLINES. The Company plans to continue targeting major commercial airlines worldwide, many of which are currently customers of the Company. Such airlines generally have larger aircraft fleets, which generate a greater demand for aircraft parts than smaller airlines. Consequently, relationships with major commercial airlines enable the Company to expend fewer resources to generate comparable sales volume with margins of profitability comparable to similar sales to several smaller airlines. Additionally, major commercial airlines typically have greater financial resources than smaller airlines, resulting in reduced credit risk to the Company and a greater likelihood of timely payment. The Company's relationships with major commercial airlines also provide the Company with increased access to such airlines' aircraft parts inventories.

INCREASE ACCESS TO INVENTORY. The Company plans to increase its accessible inventory by pursuing new consignment and marketing agreements with airlines, manufacturers and overhaul facilities and purchasing large items, such as engines, that can be broken down and sold as smaller parts for significantly more than the "as - is" value. The Company will seek to secure aircraft parts where it believes demand is greater than supply. Presently, the Company believes that demand exceeds supply in the aircraft parts market for aircraft models over five years old.

GLOBAL EXPANSION. The Company's goal is to service customers domestically and worldwide and to become a major aircraft parts supplier for the fastest-growing markets, particularly Europe. For the year ended December 31, 1999, 48.9% of the Company's sales were to international customers. The Company plans to continue to take advantage of the growing international market through the use of its multilingual sales staff and by maintaining existing relationships and establishing new relationships in the following regions: Pacific Rim/Far East/South Pacific, Europe, Latin/South America, Middle East/Africa and North America.

PRODUCTS AND SERVICES

GENERAL. The Company is in the business of selling a broad range of aircraft parts from its owned inventory, on behalf of airlines and manufacturers pursuant to consignment and marketing agreements, and from inventory owned by outside parties and located by the Company at the time of receiving a customer order (outside sourcing). For the year ended December 31, 1999, sales from Company-owned inventory and outside sourcing represented approximately 8% and 92%, respectively, of the Company's net sales.

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

Currently, the Company supplies aircraft parts for Boeing 737, 747, 757 and 767 series, Airbus 300 series, McDonnell Douglas 80, DC and MD series aircraft. These aircraft parts represent a significant portion of the aircraft parts used by major airlines, which represent the majority of the Company's current customers. Although not required by the FAA to do so, the Company maintains on staff three FAA-licensed Airframe and Powerplant Inspectors and contracts with three FAA-licensed Designated Airworthiness Representatives, whose responsibilities are to verify the airworthiness of aircraft parts bought and sold by the Company. The Company believes that its strict adherence to FAA and manufacturer guidelines has contributed to the Company's reputation in the industry. The Company does not repair aircraft parts, and therefore is generally not subject to the risks associated with the repair business.

Each sales person employed by the Company is responsible for making an appraisal of a particular aircraft part's value and makes such appraisal based on industry experience and practice after considering current manufacturers' list prices, the condition of the part, the part's availability and lead time to manufacture the part. The Company's return policy permits customers to return parts within 10 days of receipt, although, in certain instances the Company may accept returned parts beyond the 10 day period. Additionally, the Company's terms to customers are generally 30 days; the Company may extend payment terms in certain circumstances.

The Company's owned inventory at December 31, 1999 is stored in the Company's California warehouse. Any party who has entered into a marketing agreement with the Company owns and is responsible for storing the inventory to which the Company has access pursuant to such marketing agreement. The Company ships all inventory to customers via national or international courier services. If an aircraft part sought by a customer exists in the Company's owned inventory, inventory on consignment, or inventory available through exclusive marketing agreements (together, the "Accessible Inventory"), such part is generally shipped to the customer the day the order is placed. The turn-around time is generally up to one week from the time the order is placed if the Company has to acquire a part from an outside party.

CLIENT SERVICES. Client services are conducted through the Company's California-based multilingual direct sales force, whose primary responsibility is to sell aircraft parts and manage customers. Sales personnel travel extensively to develop strong personal relationships with the Company's customers, improve communications and remain current on regional market data. Salespeople are assigned to specific airlines and are supported by a group of regional agents, who assist in countries such as Brazil, Chile, India, Israel, Korea, Pakistan, and Turkey where local representation is critical to purchase order processing and timely payment.

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

Upon the Company's receipt of an inquiry for a specific aircraft part from a customer via telephone, e-mail or fax, the Company first checks its owned inventory for availability of the part, then checks the Accessible Inventory. If the part is not owned or part of the Accessible Inventory, the Company will attempt to source the part through cultivated industry contacts or the Inventory Locator Service ("ILS"), a domestic, industry-wide database of aircraft parts. Even if the aircraft part is within the Company's owned or Accessible Inventory, the Company attempts to achieve full market value for each part sold by researching alternate sources for availability and competing prices for the part prior to quoting the end user.

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

The Company has had consignment and marketing agreements with airlines and OEMs. No single consignment or marketing agreement has been material to the Company's business in the aggregate. Although the Company had no marketing or consignment agreements at December 31, 1999, the Company is considering potential future consignment and marketing agreements.

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

SYSTEMS

Due to concerns regarding unapproved aircraft parts, regulatory authorities have increased the level of documentation required for aircraft parts. End users have in turn, extended this requirement to the suppliers of the parts. The sophistication required to track the history of an inventory consisting of thousands of aircraft parts is considerable and has required aircraft parts suppliers to invest significantly in information systems technology. The high cost of increased technology has made entry into and survival in the aircraft parts supply market increasingly difficult and expensive. However, the Company has previously invested in systems technology and intends to continue to maintain and improve its information systems to allow it to effectively compete in the aircraft parts supply market.

The most commonly used database available in the aircraft part supply industry is ILS. ILS is an inventory locating service that assists in searching for and locating aircraft parts. Once a potential purchaser locates a part owned by the Company or available through the Company's Accessible Inventory, the purchaser contacts the Company to confirm price, condition and availability information. As of December 31, 1999, the Company listed approximately 400,000 items on ILS. Additionally, ILS is one of the tools used by the Company to locate aircraft parts that are not in the Company's Accessible Inventory.

The Company implemented a new software package during 1999. This new system is an integrated accounting and business management software package. It will create requests for quote sheets, quotations, sales orders, purchase orders, repair orders and invoices. This database has provided improved part number databases, inventory controls and additional linkage between accounting and sales.

COMPETITION

The aircraft parts supply industry is highly competitive. The Company encounters substantial competition from (i) direct competitors, such as The Ages Group, The Memphis Group, AAR Corp. and Aviation Sales Company, and (ii) indirect competitors, such as OEMs, which include aircraft manufacturers such as Boeing, Airbus and McDonnell Douglas, as well as component manufacturers such as Bendix, Menasco and Goodrich. Generally, competition is based on availability of product, reputation, customer service, price and lead-time. Although many of the Company's competitors have access to substantially greater financial and other resources than the Company, the Company believes that by focusing on service, product integrity and the cultivation of relationships with customers worldwide, it is well equipped to compete effectively in its industry.

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

EMPLOYEES

As of March 15, 2000, the Company had 44 full-time and one part-time employee in the United States. As of such date, the Company also has agents in Brazil, Chile, India, Israel, Pakistan, Indonesia, South Africa and Turkey. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


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

In April 1998, the Company entered into a settlement in principle, which was memorialized in a Memorandum of Understanding (the M.O.U.), with counsel for the plaintiffs to settle the suits. The Federal Court approved this settlement agreement on March 15, 1999. Terms of the settlement included cash consideration of $740,000 and 210,000 shares of the Company's common stock, of which the Company will issue 80,000 shares and the Company's founder, Osamah S. Bakhit, contributed 130,000 shares. The Company recorded a legal settlement expense for the year ended December 31, 1997 of $620,000, of which $480,000 was attributable to the expected issuance of 80,000 shares of common stock and $140,000 of which represented the Company's portion of the cash consideration. The 80,000 shares were issued to the plaintiffs in 1999.

Both a Federal grand jury and the Securities and Exchange Commission have commenced investigations into the allegations referred to above. The investigations are continuing and the Company is unable, at this time, to evaluate the possible outcome of the investigations or their impact on the Company. The Company has incurred legal, accounting and consulting expense relating to these investigations of $1.3 million and $156,000 for the years ended December 31, 1998 and 1999, respectively.

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

The following table sets forth, for the period from January 20, 1998 through March 31, 2000, the high and low sales prices for the common stock, as reported on the Nasdaq Over-The-Counter Bulletin Board. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.


COMMON STOCK PRICE
------------------
                                  High              Low
                                  ----              ---
       1998
    1st Quarter                     7                3
    2nd Quarter                   6 1/4             .95
    3rd Quarter                   2 1/8            5/16
    4th Quarter                  1 7/16            3/16

       1999
    1st Quarter                   1 1/4            9/32
    2nd Quarter                  1 3/16           11/32
    3rd Quarter                    9/16             1/4
    4th Quarter                  2 1/16            3/16

       2000
    1st Quarter                 2 11/16           31/32

The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will be retained for use in its business. As of March 31, 1999, the approximate number of record holders of the Company's Common Stock was 32, however, the Company believes the number of beneficial owners is approximately 250 persons.


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

The Company's sales have decreased from $28.4 million in 1998 to $23.4 million in 1999 as a result of the restrictions on financing and the completion of fewer large sales. Management believes the Company's revenues will increase in 2000 due to improved financing capabilities. In years prior to 1998, the Company's sales had increased from $21.3 million in 1995, to $23.9 million in 1996 and $39.0 million in 1997. Sales in 1998 decreased to $28.4 million due to financing restrictions. Of 1995 sales, approximately $6.5 million resulted from the sale of two whole aircraft (with engines) to Royal Jordanian Airlines. Excluding the whole aircraft transaction, sales in 1995 would have been $14.8 million. If the opportunity exists, the Company may sell whole aircraft in the future.

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

RESULTS OF OPERATIONS

The following table sets forth certain information relating to the Company's operations for the years ended December 31, 1998 and 1999 (dollars in thousands):


                                                                   1998                       1999
                                                        ========================   ========================
Net inventory sales                                       $ 28,186      99.1 %       $ 23,361     100.0 %
Net sales on consignment and marketing agreements              247       0.9                -         -
                                                        ----------- ------------   ----------- ------------
      Net sales                                             28,433     100.0           23,361     100.0
Cost of sales                                               22,597      79.5           17,607      75.4
                                                        ----------- ------------   ----------- ------------
      Gross profit                                           5,836      20.5            5,754      24.6
Selling and administrative expenses                          7,593      26.7            6,003      25.7
Non recurring expenses                                       1,311       4.6              156       0.7
                                                        ----------- ------------   ----------- ------------
       Loss from operations                                 (3,068)    (10.8)            (405)     (1.7)
Interest expense, net                                        2,297       8.1            1,716       7.3
Other (income) expense                                         144       0.5               (6)     (0.0)
Provision (benefit) for income taxes                           287       1.0              (83)     (0.4)
Extraordinary gain - payable restructuring                       0         -              242       1.0
                                                        ----------- ------------   ----------- ------------
      Net loss                                             $(5,796)    (20.4)%        $(1,790)     (7.7)%
                                                        =========== ============   =========== ============


NET INVENTORY SALES. Net inventory sales represents sales of aircraft parts purchased at the time of sale through outside parties (outside sourcing) and sales of the Company's owned inventory. Net inventory sales decreased from $28.2 million for the year ended December 31, 1998 to $23.4 million for the year ended December 31, 1999, a decrease of $4.8 million or 17.0%. This decrease was a result of financing limitations and fewer large transactions.

NET SALES ON CONSIGNMENT AND MARKETING AGREEMENTS. Net sales on consignment and marketing agreements represent revenue, including commission, from sales of inventory held on consignment and sales of inventory obtained through marketing agreements with larger airlines. These types of sales decreased from $247,000 for the year ended December 31, 1998 to $0 for the year ended December 31, 1999. The decrease was a result of management's decision to terminate a marketing agreement during 1998. Currently, the Company does not have any active marketing or consignment agreements, but continues to explore possible opportunities.

NET SALES. Net sales decreased by $5.1 million, or 17.8%, as a result of restrictions on financing and fewer large transactions.

The sales by region data presented below should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto included elsewhere in this document. The following data consists of sales by region for the years ended December 31, 1998 and 1999:



                                         1998       1999
                                         ---------  ---------
               Pacific Rim                17.9 %     10.9 %
               Europe                     17.5       11.4
               Latin/South America        16.1       18.2
               Africa/Middle East          6.3        7.8
                                         ---------  ---------
                                          57.8 %     48.3 %
                                         =========  =========


The Company's sales to international customers for the years ended December 31, 1998, 57.8%, and December 31, 1999, 48.3%, decreased as a result of large transactions closed with domestic customers.

COST OF SALES. Cost of sales decreased from $22.6 million for the year ended December 31, 1998 to $17.6 million for the year ended December 31, 1999, a decrease of $5.0 million or 22.1%. This decrease was primarily the result of the 17.9% decrease in net sales. As a percentage of net sales, cost of sales decreased from 79.5% in 1998 to 75.4% in 1999 due to improved pricing on inventory parts during 1999 and from high margin sales of bulk purchased inventory.

GROSS PROFIT. Gross profit of $5.8 million, or 20.5% of net sales for the year ended December 31, 1998 compares to $5.8 million or 24.6% of net sales for the year ended December 31, 1999. The increase in gross margin percent maintained a comparable gross profit from 1998 to 1999 despite the decrease in sales.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of compensation, commission expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses decreased from $7.6 million for the year ended December 31, 1998 to $6.0 million for the year ended December 31, 1999, a decrease of $1.6 million or 21%. This decrease was principally due to cost reduction efforts and closing of the Australia facility in February 1999.

NONRECURRING EXPENSES. The Company incurred $1.3 million and $156,000 during 1998 and 1999, respectively, of expenses related to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements, class action lawsuits and investigations by a Federal grand jury and the Securities and Exchange Commission. See "Item 3 - Legal Proceedings". These expenses primarily consist of legal, accounting and consulting fees.

LOSS FROM OPERATIONS. The Company incurred a loss of $405,000 from operations for the year ended December 31, 1999, compared to a loss from operations of $3.1 million in 1998. Loss from operations for the 1999 period, excluding the non-recurring expenses, was $249,000. The loss from operations for the 1998 period, excluding the non-recurring expenses and the legal settlement expense, was $1.7 million. The increase in operating income is due to a decrease in net sales, offset by improved margins, and the decrease in selling and administrative expenses. See "Net distributed services and inventory sales," "Gross profit" and "Selling and administrative expenses."

INTEREST EXPENSES, NET. Net interest expense decreased from $2.3 million, or 8.1% of net sales for the year ended December 31, 1998 to $1.7 million, or 7.3% of net sales for the year ended December 31, 1999. The decrease in interest expense was partly due to a decrease in borrowings under the Company's line of credit during the 1999 period. The decrease was also due to approximately $470,000 interest incurred on the note payable for the purchase of the CFM56 engine during 1998.

PROVISION FOR INCOME TAXES. The Company had a benefit from income taxes in 1999 due to income tax refunds received in excess of the benefit recorded in 1998. The 1998 income tax benefit was a result of the Company providing for an estimated refund.


YEAR 2000 COMPLIANCE

To become fully Year 2000 compliant, the Company successfully implemented a new software system at a cost of approximately $120,000. The Company did not separately track the internal costs incurred for the Y2K project. The company did not incur any systems problems as a result of the successful implementation of the new systems.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used $3.0 million in 1998, with the principal uses being the $5.8 million loss and net reductions of $3.2 million in inventory purchase notes payable, offset by a $4.9 million reductions in accounts and notes receivable. In 1999, operating activities used $3.7 million, comprised primarily of the $1.8 million loss, net reductions of $1.1 million in inventory purchase notes payable and by a $1.5 million net increase in accounts and notes receivable.

In 1998, investing activities provided net cash of $880,000 principally relating to a decrease in restricted cash due to a certificate of deposit that was used as collateral on a letter of credit issued to a vendor that was utilized in the second quarter of 1998. In 1999, investing activities used net cash of $109,000, comprised primarily of a new system implementation.

Financing activities provided cash of $2.0 million in 1998 and $3.8 million in 1999. Net increases in line of credit borrowings were $2.7 million and $2.9 million in 1998 and 1999, respectively.

At December 31, 1999, the Company's Credit Facility provided for working capital loans of up to the lesser of $21,000,000 (facility amount) or the advance rate against qualified accounts receivable and inventory, with interest at the GMAC Commercial Credit LLC, successor in interest to BNY Financial Corporation
(GMAC), Alternate Base Rate (8.5 percent at December 31, 1999) plus one percent. The borrowing rate is subject to a premium of 0.5% per annum when the facility is over advanced and a premium of 2.0% per annum when the Company is out of covenant compliance. The terms of the credit agreement provide for a facility non-use fee of 0.5% per annum of the difference between the facility amount and the average monthly balance. GMAC has a fully perfected security interest against all assets of the Company, except restricted cash, in addition to a personal guarantee from the Company's founder and secured by 1,000,000 shares of common stock pledged by the Company's founder. The Credit Facility matures on December 1, 2002 (see Note 6 for subsequent amendment). The credit facility has general financial covenants related to the Company's financial condition. At December 31, 1999, the Company was not in compliance with certain covenants. The Company has received a waiver for the non-compliance that sets forth revised tangible net worth, operating ratios, capital expenditure and working capital requirements for 2000.

The Credit Facility provides for the repayment of all debt and/or termination of the Credit Facility (i) in the event the Company voluntarily files under the federal bankruptcy laws or fails to dismiss, within 30 days, any petition filed against it in any involuntary case under such bankruptcy laws, (ii) if the lender believes the prospect of payment or performance of the indebtedness is impaired, or (iii) upon a change of control. The $21.0 million Credit Facility has certain financial covenants that require the Company to have: a tangible net deficit of no more than $5.5 million at June 30, 2000, $4.5 million at September 30, 2000 and $ 3.4 million at December 31, 2000, an EBITDA to cash interest ratio of 1.5 to 1 at June 30, 2000, 1.6 to 1 at September 30, 2000 and 1.7 to 1 at December 31, 2000, capital expenditures $192,000 and a working capital deficit of no more than $2.4 million at June 30, 2000, 1.3 million at September 30, 2000 and $0.4 million at December 31, 2000.

In October 1998 the Company assigned all tax refunds from governmental agencies to GMAC and issued 126,600 warrants to purchase common stock of the Company at $2.50 per share. In February 1999 the Company reduced the exercise price of the warrants from $2.50 to $1.00 per share.

The Company's long-term debt at December 31, 1999 consists of the following: (i) note payable of $1.0 million to GMAC, interest due monthly beginning January 2000, principal due in quarterly installments of $125,000 beginning December 2000, with an interest rate equal to the GMAC Alternate Base Rate plus 2.0%;
(ii) note payable of $833,333 to a corporation, secured by specific inventory,
(iii) note payable to a related party of $100,000 at an interest rate of 6.0%; and (iv) notes payable for $10,359.


ITEM 7.  FINANCIAL STATEMENTS

The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 13.

                           AVIATION DISTRIBUTORS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  F-3

Consolidated Statements of Operations for the Years ended December 31, 1998 and 1999  .  .  .  .  .  .  .  .  .  .  .  .  .  .  F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998 and 1999.  .  .  .  .  .  .  .  F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1999  .  .  .  .  .  .  .  .  .  .  .  .  .  .  F-6

Notes to Consolidated Financial Statements  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Aviation Distributors, Inc.

We have audited the accompanying consolidated balance sheets of Aviation Distributors, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviation Distributors, Inc. as of December 31, 1998 and 1999, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,789,628 for the year ended December 31, 1999, and, as of that date, the Company's current liabilities exceeded its current assets by $3,316,228 and its total liabilities exceeded its total assets by $3,325,590. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Irvine, California
April 6, 2000

                           AVIATION DISTRIBUTORS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                               DECEMBER 31,
                                                                                ---------------------------------------
                                           ASSETS                                        1998               1999
                                                                                         ----               ----
CURRENT ASSETS:
      Cash ....................................................................     $          -     $           -
      Restricted cash .........................................................            8,171                 -
      Accounts receivable, net of allowance for
       doubtful accounts of $620,000 and $250,000
       at December 31, 1998 and 1999, respectively ............................        4,767,470        7,548,474
      Other receivables .......................................................           69,238           44,739
      Inventories .............................................................        9,356,386        9,008,560
      Prepaid expenses ........................................................          529,965           85,554
      Income tax receivable ...................................................          392,979                -
      Current portion of notes receivable .....................................        1,276,750                -
      Deferred tax asset ......................................................          101,000          101,000
                                                                                    ------------      -----------
           Total current assets ...............................................       16,501,959       16,788,327
                                                                                    ------------      -----------
PROPERTY AND EQUIPMENT ........................................................        1,001,622        1,016,165
      Less - accumulated depreciation .........................................          355,715          466,998
                                                                                    ------------      -----------
                                                                                         645,907          549,167
                                                                                    ------------      -----------
Notes receivable from founder .................................................          408,718          408,718
Other assets ..................................................................           29,351          131,484
                                                                                    ------------      -----------
                                                                                         438,069          540,202
                                                                                    ------------      -----------
                                                                                    $ 17,585,935      $17,877,696
                                                                                    ============      ===========
                           LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Checks issued not yet presented for payment .............................     $    377,986      $   256,957
      Accounts payable ........................................................        3,120,953        2,587,403
      Accrued liabilities .....................................................          838,446          606,997
      Line of credit ..........................................................       12,791,538       15,677,982
      Current portion of long-term debt .......................................        1,911,057          965,388
      Current portion of capital lease obligations ............................           18,797            9,828
                                                                                    ------------      -----------
           Total current liabilities ..........................................       19,058,777       20,104,555
                                                                                    ------------      -----------
Long-term debt, net of current portion ........................................            9,672          978,304
                                                                                    ------------      -----------
Capital lease obligations, net of current portion .............................           30,323           19,427
                                                                                    ------------      -----------
Other long-term liability .....................................................          480,000                -
                                                                                    ------------      -----------
Deferred tax liability ........................................................          101,000          101,000
                                                                                    ------------      -----------
STOCKHOLDERS' DEFICIT:
      Preferred stock, par value of $.01, 3,000,000
       shares authorized; none issued and outstanding .........................                -                -
      Common stock, par value of $.01, 10,000,000
       shares authorized; 3,165,000 and 3,387,500 shares
       issued; 3,122,000 and 3,344,500 shares outstanding
       at December 31, 1998 and 1999, respectively ............................           31,650           33,875
      Additional paid in capital ..............................................        5,658,099        6,213,749
      Accumulated deficit .....................................................       (7,710,282)      (9,499,910)
      Treasury stock, 43,000 shares at cost ...................................          (73,304)         (73,304)
                                                                                    ------------      -----------
           Total stockholders' deficit ........................................       (2,093,837)      (3,325,590)
                                                                                    ------------      -----------
                                                                                    $ 17,585,935      $17,877,696
                                                                                    ============      ===========


 The accompanying notes are an integral part of these consolidated statements.

                           AVIATION DISTRIBUTORS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   Year Ended December 31,
                                                                             ---------------------------------
                                                                                  1998              1999
                                                                                  ----              ----

NET DISTRIBUTED SERVICES AND INVENTORY SALES ............................     $ 28,185,451      $ 23,361,146
NET SALES ON CONSIGNMENT AND
 MARKETING AGREEMENTS ...................................................          247,120                 -
                                                                              ------------      ------------
TOTAL NET SALES .........................................................       28,432,571        23,361,146
COST OF SALES ...........................................................       22,596,436        17,606,921
                                                                              ------------      ------------
       Gross profit .....................................................        5,836,135         5,754,225
SELLING AND ADMINISTRATIVE EXPENSES .....................................        7,593,018         6,002,925
NON-RECURRING EXPENSES ..................................................        1,311,153           155,996
                                                                              ------------      ------------
       Loss from operations .............................................       (3,068,036)         (404,696)
OTHER (EXPENSE) INCOME:
       Interest expense .................................................       (2,560,930)       (1,850,661)
       Interest income ..................................................          263,796           133,866
       Loss on disposal of assets .......................................         (148,666)           (1,720)
       Other income .....................................................            5,064             8,246
                                                                              ------------      ------------
       Loss before provision
        for income taxes ................................................       (5,508,772)       (2,114,965)
PROVISION (BENEFIT) FOR INCOME TAXES ....................................          287,000           (82,877)
                                                                              ------------      ------------

NET LOSS BEFORE EXTRAORDINARY ITEM ......................................       (5,795,772)       (2,032,088)
EXTRAORDINARY ITEM - Gain on debt forgiveness ...........................                -           242,460
                                                                              ------------      ------------
       NET LOSS .........................................................     $ (5,795,772)     $ (1,789,628)
                                                                              ============      ============
Basic and diluted loss per share:
       Loss before extraordinary item ...................................     $      (1.85)     $      (0.64)
       Extraordinary item ...............................................                -              0.08
                                                                              ------------      ------------
       Net loss .........................................................     $      (1.85)     $      (0.56)
                                                                              ============      ============
Weighted average number of shares outstanding,
       basic and diluted ................................................        3,140,000         3,221,000
                                                                              ============      ============


 The accompanying notes are an integral part of these consolidated statements.

                           AVIATION DISTRIBUTORS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                           Common stock               Treasury stock
                                                                     ------------------------  ---------------------------
                                                                        Number                    Number
                                                                      of shares      Amount     of shares        Amount
                                                                      ----------     -------    ---------        ------
Balance at January 1, 1998 .......................................     3,165,000     $31,650          -     $         -

    Purchase of treasury stock ...................................             -           -     43,000         (73,304)

    Net loss .....................................................             -           -          -
                                                                      ----------     -------    ---------        ------
Balance at December 31, 1998  ....................................     3,165,000      31,650     43,000         (73,304)

    Stock issued in
      legal settlement ...........................................        80,000         800          -               -

    Fair value of stock
      options issued for debt forgiveness ........................             -           -          -               -

    Stock options exercised ......................................       142,500       1,425          -               -

    Net loss .....................................................             -           -          -               -
                                                                      ----------     -------    ---------   -----------
Balance at December 31, 1999  ....................................     3,387,500     $33,875     43,000     $   (73,304)
                                                                      ==========     =======    =========   ===========

                                                                                                             Total
                                                                       Additional                        stockholders'
                                                                         paid           Accumulated         equity
                                                                       in capital         deficit          (deficit)
                                                                       ----------         -------          ---------
Balance at January 1, 1998 .......................................     $ 5,658,099      $(1,914,510)     $ 3,775,239

    Purchase of treasury stock ...................................               -                -          (73,304)

    Net loss .....................................................               -       (5,795,772)      (5,795,772)
                                                                       -----------      -----------      -----------
Balance at December 31, 1998  ....................................       5,658,099       (7,710,282)      (2,093,837)

    Stock issued in
      legal settlement............................................         479,200                -          480,000

    Fair value of stock
      options issued for debt forgiveness ........................          42,250                -           42,250

    Stock options exercised ......................................          34,200                -           35,625

    Net loss .....................................................               -       (1,789,628)      (1,789,628)
                                                                       -----------      -----------      -----------
Balance at December 31, 1999  ....................................     $ 6,213,749      $(9,499,910)     $(3,325,590)
                                                                       ===========      ===========      ===========




  The accompanying notes are an integral part of these consolidated statements.

                           AVIATION DISTRIBUTORS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  Year Ended December 31,
                                                                                                  -----------------------
                                                                                                   1998              1999
                                                                                                   ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..............................................................................    $ (5,795,772)     $ (1,789,628)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Principal payments on note receivable ..............................................       1,776,493         1,276,750
      Borrowings on notes payable related to inventory purchases .........................       2,423,586         1,000,000
      Principal payments on notes payable
        related to inventory purchases....................................................      (4,552,354)       (1,443,417)
      Reduction in amount due on notes payable
        related to inventory purchases in exchange for
        reduction in accounts receivable..................................................      (1,057,573)         (643,788)
      Loss on disposition of property and equipment ......................................         148,666             1,720
      Depreciation and amortization ......................................................         327,606           196,722
      Gain on debt forgiveness............................................................               -          (242,460)
      Changes in assets and liabilities:
           Accounts receivable, net ......................................................       3,107,896        (2,781,004)
           Other receivables .............................................................         147,718            24,499
           Inventories ...................................................................          28,187           347,826
           Prepaid expenses ..............................................................        (185,682)          444,411
           Income tax receivable .........................................................               -           392,979
           Deferred tax asset ............................................................         192,000                 -
           Other assets ..................................................................         150,161          (102,133)
           Accounts payable ..............................................................         238,909          (213,216)
           Accrued liabilities ...........................................................          68,014          (198,492)
           Deferred tax liability ........................................................           8,000                 -
                                                                                              -------------     -------------
             Net cash used in operating activities .......................................      (2,974,145)       (3,729,231)
                                                                                              -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ...................................................        (214,841)         (117,146)
   Decrease in restricted cash ...........................................................       1,095,273             8,171
                                                                                              -------------     -------------
            Net cash provided by (used in) investing activities ..........................         880,432          (108,975)
                                                                                              -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on lines of credit .........................................................      31,249,446        22,144,770
   Principal payments on lines of credit .................................................     (28,523,015)      (19,258,327)
   Borrowings on long-term debt ..........................................................               -         1,125,000
   Principal payments of long-term debt ..................................................          (6,916)          (32,343)
   Principal payments of capital lease obligations .......................................         (26,671)          (19,865)
   Checks issued not yet presented for payment ...........................................        (606,045)         (121,029)
   Acquisition of treasury stock .........................................................         (73,304)                -
                                                                                              -------------     -------------
            Net cash provided by financing activities ....................................       2,013,495         3,838,206
                                                                                              -------------     -------------
Net increase (decrease) in cash ..........................................................         (80,218)                -
Cash at beginning of period ..............................................................          80,218                 -
                                                                                              -------------     -------------
Cash at end of period ....................................................................    $          -      $          -
                                                                                              ============      =============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest ...........................................................................    $  2,572,895      $  1,847,897
                                                                                              ============      =============
      Income taxes .......................................................................    $     84,615      $        800
                                                                                              ============      =============

   Non-cash investing and financing activities:

   During 1999, the Company issued 80,000 shares of its common stock in connection with a legal settlement agreed to in 1998 (see Note 8). As a result, the Company reduced Other Long Term Liabilities by $480,000, increased Common Stock by $800 and Paid in Capital by $479,200.

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

For the years ended December 31, 1998 and 1999, approximately 57.8% and 48.3% respectively, of the Company's net sales were export sales. These export sales by region were approximately as follows:

                                                                   DECEMBER 31,
                                                                -----------------
                                                                 1998       1999
                                                                 ----       ----
Pacific Rim ..................................................   17.9%     10.9%
Europe........................................................   17.5      11.4
Latin/South America...........................................   16.1      18.2
Africa/Middle East............................................    6.3       7.8
                                                                 ----      ----
                                                                 57.8%     48.3%
                                                                 ====      ====

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

RESTRICTED CASH

Restricted cash at December 31, 1998 consists of short-term certificates of deposits held as security for letters of credit issued on behalf of the Company by financial institutions.

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

FINANCIAL INSTRUMENTS

At December 31, 1999 and 1998, the carrying value of the Company's financial instruments (cash, accounts receivable, notes receivable, lines of credit, other liabilities due in less than one year and notes payable) approximated their fair values due to the relatively short maturity of the instruments or because the interest rates on the instruments are comparable to market rates.

                           AVIATION DISTRIBUTORS, INC.

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

INCOME TAXES

Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

BASIC AND DILUTED NET LOSS PER SHARES

Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all convertible shares and stock options were converted or exercised, unless such assumption would be antidilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and has adopted the disclosure provisions of Statement of Financial Accounting Standards 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). SFAS 123 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. See Note 11.

NOTE 2  - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company sustained substantial losses in 1998 and 1999; has used, rather than provided, cash in its operations; and has deficits in working capital and stockholders' equity at December 31, 1998 and December 31, 1999.

Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets are dependent upon continued operations of the Company. This in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations.

Management has taken steps to revise its operations and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence. Ongoing expenses have been reduced by salary reductions, headcount reductions and other cost saving measures implemented. The class action lawsuits have been settled. Settlement of legal issues will also allow management to concentrate on managing, improving and expanding the business.

In addition, as described in Note 6 the Company has increased its availability under its line of credit and extended the loan maturity date.

                           AVIATION DISTRIBUTORS, INC.

NOTE 3 - NOTES RECEIVABLE:

At December 31, 1998 the Company had a note receivable from a corporation of $1,276,750, secured by an irrevocable letter of credit, due in monthly installments of $166,250 (principal and interest) to August 1999 with an interest rate of 9.5% (see Note 7). The note receivable and related payable were collected and paid, respectively, during 1999.

NOTE 4 - NOTES RECEIVABLE FROM FOUNDER:

Mr. Osamah S. Bakhit is the founder of the Company and is currently a consultant for the Company. The Company loaned $328,718 to Mr. Bakhit in December 1995 and $80,000 in December 1996. The loans are in the form of notes, bearing interest at 6 percent, payable in quarterly installments aggregating $102,180. Interest on the notes has been satisfied through December 1999 through a reduction in a vacation liability due to Mr. Bakhit; the Board of Directors of the Company has approved the deferral of principal and additional interest payments to December 31, 2000.

NOTE 5 - PROPERTY AND EQUIPMENT:


Property and equipment, at cost, consists of the following:                               DECEMBER 31,
                                                                                 -----------------------------
                                                                                     1998               1999
                                                                                     ----               ----
Computer equipment and software.............................................     $   321,495        $   402,624
Furniture and fixtures......................................................         369,318            369,752
Leasehold improvements......................................................         164,910            107,740
Machinery and equipment.....................................................         100,448            100,448
Autos.......................................................................          45,451             35,601
                                                                                 -----------        -----------
                                                                                 $ 1,001,622        $ 1,016,165
                                                                                 ===========        ===========


NOTE 6 - LINE OF CREDIT:

At December 31, 1999, the Company's Credit Facility provided for working capital loans of up to the lesser of $21,000,000 (facility amount) or the advance rate against qualified accounts receivable and inventory, with interest at the GMAC Commercial Credit LLC, successor in interest to BNY Financial Corporation
(GMAC), Alternate Base Rate (8.5 percent at December 31, 1999) plus one percent. The borrowing rate is subject to a premium of 0.5% per annum when the facility is over advanced and a premium of 2.0% per annum when the Company is out of covenant compliance. The terms of the credit agreement provide for a facility non-use fee of 0.5% per annum of the difference between the facility amount and the average monthly balance. GMAC has a fully perfected security interest against all assets of the Company, except restricted cash, in addition to a personal guarantee from and pledge of 1,000,000 shares of common stock owned by the Company's founder. The Credit Facility matures on December 15, 2002. The credit facility has general financial covenants related to the Company's financial condition. At December 31, 1999, the Company was not in compliance with certain covenants. The Company has received a waiver for the non-compliance that sets forth revised tangible net worth, operating ratios, capital expenditure and working capital requirements for each quarter of the year ending December 31, 2000.

In October 1998, the Company assigned all tax refunds from governmental agencies to GMAC as a pledge of additional collateral and issued 126,600 warrants to BNY to purchase common stock of the Company at $2.50 per share, expiring on October 31, 2003. In February 1999, the Company reduced the exercise price of the warrants from $2.50 to $1.00 per share.

On February 23, 2000 the Company amended its Credit Facility with GMAC to extend the loan maturity date to December 1, 2010. Additionally, the 126,600 warrants previously issued to GMAC were increased to provide GMAC with warrants equal to 9.9% of the outstanding stock of the Company or approximately 335,362 warrants. The exercise price of the previously issued warrants was reduced from $1.00 to $0.25 per share. The additional 208,762 warrants were issued at an exercise price of $0.25 per share. The total warrants issued to GMAC expire on February 28, 2010.

                           AVIATION DISTRIBUTORS, INC.

The fair value of the new warrants and the repriced warrants issued to GMAC, estimated at approximately $510,000, will be amortized to interest expense beginning in 2000.

As a condition for the extension of the credit facility, the Company entered into a $2,000,000 promissory note, due in a balloon payment on the earlier of February 1, 2010 or if the Company's stock reaches a $6 per share value over 10 consecutive days or the occurrence of one of several other events, none of which have occurred. The $2,000,000 will be amortized to interest expense beginning in 2000. The note bears interest at GMAC's Alternate Base Rate and interest is payable semi-annually.

Subsequent to December 31, 1999, the Company obtained an additional $3,800,000 increase in its credit facility to finance the purchase of inventory.

NOTE 7 - LONG-TERM DEBT:

Long-term debt consists of the following:


                                                                                                       DECEMBER 31,
                                                                                           ----------------------------------
                                                                                                1998                 1999
                                                                                                ----                 ----
Note payable to a financial institution, principal due in quarterly installments of $125,000 beginning December 2000, interest due monthly beginning January
  2000, secured by the assets of the Company, with an interest rate equal to the
  GMAC Alternate Base Rate plus two percent............................................    $             -        $ 1,000,000

Non-interest bearing note payable to a corporation, secured by specific inventory, due in monthly installments of $166,667 beginning December 1999, with the final $333,333 due March 31, 2000. The final payment on the note was not paid on March 31, 2000. The Company and the vendor are currently
  negotiating the payment terms, which have not yet been finalized.....................                  -            833,333

Note payable to a related party, unsecured, originally due February 2000, with an interest rate of 6%; the maturity date was extended to February 2001
  after December 31, 1999..............................................................                  -            100,000

Note payable to a financial institution, due in monthly installments of $166,250
  (principal and interest) to August 1999, secured by a note receivable (see Note 3),
  with an interest rate of 9.5 percent..................................................         1,276,750                  -

Non-interest bearing note payable to a corporation, secured by specific inventory, with an imputed interest rate of 9.5 percent, net of discount of
  $79,343 at December 31, 1998. Amounts owed under this note are payable in
  November 1999. The Company settled these amounts in 1999 by offsetting amounts
  due against certain accounts receivable owed to the Company by the corporation........           626,277                  -

Note payable to a corporation, secured by an automobile, due in monthly installments of $485, (principal and interest) to July 2001, with an interest rate of 8.15
  percent...............................................................................            13,511              9,038

Note payable to a corporation, secured by equipment, due in monthly installments of $347 (principal and interest) to February 2000, with an interest rate of 24
  percent...............................................................................             4,191              1,321
                                                                                             -------------        -----------
                                                                                                 1,920,729          1,943,692
Less - Current portion..................................................................         1,911,057            965,388
                                                                                             -------------        -----------
                                                                                             $       9,672        $   978,304
                                                                                             =============        ===========

                           AVIATION DISTRIBUTORS, INC.

Future annual principal payments on long-term debt at December 31, 1999 are as follows:


                                YEAR ENDING
                                DECEMBER 31,
                                ------------
                                    2000.........................................  $    965,388
                                    2001.........................................       603,304
                                    2002.........................................       375,000
                                                                                   -------------
                                                                                   $  1,943,692
                                                                                   ============

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

The Company leases equipment and facilities under noncancelable operating and capital leases. As of December 31, 1999, the annual minimum lease commitments are:


                      YEAR ENDING
                      DECEMBER 31,                                 CAPITAL      OPERATING
                      ------------                                 -------      ---------
                      2000..................................       $13,718     $   419,652
                      2001..................................        10,893         435,674
                      2002..................................         9,804         424,509
                      2003..................................           716         433,295
                      2004..................................             -         451,873
                      Thereafter............................             -          75,566
                                                                   --------     ----------
                                                                    35,131      $2,240,569
                                                                                ==========

                      Less - Amount representing interest..          5,876
                                                                   -------
                                                                    29,255
                      Less - Current portion...............          9,828
                                                                     -----
                                                                   $19,427
                                                                   =======


Rent expense for the years ended December 31, 1998 and 1999 was $449,697 and $376,423, respectively.

The Company neither manufacturers nor repairs aircraft parts and requires that all of the parts that it sells are properly documented and traceable to their original source. Although the Company has never been subject to product liability claims, there is no guarantee that the Company would not be subject to liability from its potential exposure relating to faulty aircraft parts in the future. The Company maintains liability insurance to protect from such claims, but there can be no assurance that such coverage will be adequate to fully protect the Company from any liabilities it might incur. A loss above the Company's policy limit could have a material adverse effect upon the Company's financial condition.

EMPLOYMENT CONTRACTS

The Company has contracts with certain key employees and the Company's founder. The contracts provide for all normal employee benefits, incentive compensation under the Executive Incentive Compensation Plan and options to purchase shares of common stock at an option price ranging from $0.25 to $5 per share. The agreements expire from December 31, 2001 to December 31, 2002. All but one contract will automatically renew for additional terms ranging from three to five years unless cancelled upon 90 days written notice.

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

                           AVIATION DISTRIBUTORS, INC.

In October 1997, three separate class action lawsuits were filed against the Company, its founder, directors and certain current and former officers and directors, and others. In February 1998, a motion was approved to consolidate all three class action lawsuits in Federal court.

In April 1998, the Company entered into a settlement in principle, which is memorialized in a Memorandum of Understanding (the M.O.U.), with counsel for the plaintiffs to settle the suits. Terms of the settlement included cash consideration of $740,000 and 210,000 shares of the Company's common stock, of which the Company will issue 80,000 shares and the Company's founder, Osamah S. Bakhit, contributed 130,000 shares. The Company recorded a legal settlement expense for the year ended December 31, 1997 of $620,000, of which $480,000 was attributable to the expected issuance of 80,000 shares of common stock and $140,000 of which represented the Company's portion of the cash consideration. The Federal Court approved this settlement agreement on March 15, 1999 and the 80,000 shares of common stock were issued to the plaintiffs in 1999.

Both a Federal grand jury and the Securities and Exchange Commission have commenced investigations into the allegations referred to above. The investigations are continuing and the Company is unable, at this time, to evaluate the possible outcome of the investigations or their impact on the Company.

NOTE 9 - CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Substantially all of the Company's sales are to airlines, other aircraft operators and other aircraft parts suppliers. Credit risk with respect to trade accounts receivable is generally diversified due to the large number of customers and their dispersion worldwide. The Company also performs credit evaluations on its customers throughout the year.

The Company distributes products in the United States and abroad to commercial airlines, air cargo carriers, distributors, maintenance facilities and other aerospace companies. The Company's credit risk consists of accounts receivable denominated in U.S. dollars from customers in the aircraft industry. The Company performs periodic credit evaluations of its customers' financial condition and provides an allowance for doubtful accounts as required. The Company has purchased insurance to reduce the risk of collection of a portion of amounts receivable from qualifying foreign customers. The Company, at times, offers extended payments terms.

For the years ended December 31, 1998 and 1999, activity with respect to the Company's allowance for doubtful accounts is summarized as follows:


                  YEAR ENDING DECEMBER 31,                               1998             1999
                  ------------------------                               ----             ----
                  Beginning balance............................      $ 300,000         $  620,000
                  Charged to expense...........................        828,504            214,976
                  Amounts written off..........................       (508,504)          (584,976)
                                                                     ---------         -----------
                  Ending balance...............................      $ 620,000         $  250,000
                                                                     =========         ==========

                           AVIATION DISTRIBUTORS, INC.

NOTE 10 - INCOME TAXES:

The components of the provision (benefit) for income taxes consist of the following:


                                                                           1998           1999
                                                                           ----           ----
                  Current:
                     Federal.........................................   $  50,000       $(44,402)
                     State...........................................      37,000        (38,475)
                                                                        ---------       --------
                                                                           87,000        (82,877)
                                                                        ---------       --------
                   Deferred:
                     Federal.........................................     159,000              -
                     State...........................................      41,000              -
                                                                        ---------       --------
                                                                          200,000              -
                                                                        ---------       --------
                                                                        $ 287,000       $(82,877)
                                                                        =========       ========

The reconciliation of income tax expense computed at the U.S. Federal statutory rate to income tax expense is as follows:



                                                                              1998            1999
                                                                              ----            ----
                  Tax at U.S. Federal statutory rates................    $ (1,873,000)     $ (636,653)
                  State income taxes, net of federal effect..........        (331,000)       (114,223)
                  Change in valuation allowance......................       2,310,000         694,397
                  Permanent differences..............................          20,000          47,926
                  Other, net.........................................         161,000         (74,324)
                                                                         ------------       ---------
                                                                            $ 287,000       $ (82,877)
                                                                            =========       =========

Deferred income taxes arise as a result of differences in the methods used to determine income for financial reporting versus income for tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                           1998             1999
                                                                           ----             ----
                  Depreciation.......................................  $  (101,000)     $ (101,000)
                                                                        ----------      ----------
                    Gross deferred tax liabilities...................     (101,000)       (101,000)
                                                                        ----------      ----------
                  Inventory reserve..................................       59,000          87,000
                  Allowance for doubtful accounts....................      249,000         107,000
                  Operating accruals and capitalized inventory costs.      252,000         342,000
                  Legal settlement...................................      256,000               -
                  Net operating loss carryforwards...................    2,218,000       3,175,000
                                                                        ----------      ----------
                    Gross deferred tax assets........................    3,034,000       3,711,000
                                                                        ----------      ----------
                    Deferred tax assets valuation allowance..........   (2,933,000)      3,610,000
                                                                        ----------      ----------
                                                                       $         -      $       -
                                                                       ===========      =========


The Company has federal and state net operating loss carryforwards of approximately $2,835,000 and $340,000, respectively, which expire between years 2001 and 2014.

                           AVIATION DISTRIBUTORS, INC.

NOTE 11 - STOCK BASED COMPENSATION PLANS

In July 1996 the Company adopted the Aviation Distributors, Inc. 1996 Stock Option and Incentive Plan (the "Plan"). This plan provides for the granting of incentive or non-qualified stock options to employees, non-employee directors and independent contractors at the sole discretion of the board of directors. Stock appreciation rights, as defined, may accompany options issued under the Plan. Additionally, the Plan provides for the issuance of restricted stock, dividend equivalents and other stock and cash based awards and loans to participants in connection with the options or other plan provisions at the discretion of the board of directors. Options currently outstanding become exercisable in zero to four years from the grant date and expire 10 years after the grant date. The options are exercisable at not less than the market value of the Company's stock on the date of the grant. The initial number of shares available under the Plan for issuance was 264,500. A total of 932,500 non-qualified options have been granted outside the Plan since the Plan's inception. The board of directors has approved an amendment to the Plan to increase the allowable shares under the Plan to 1,000,000 shares, subject to shareholder approval at the annual shareholders meeting during 2000.

Stock option activity for years ended December 31, 1999 and 1998:


                                                                                   NUMBER    WEIGHTED AVERAGE
                                                                                  OF SHARES   EXERCISE PRICE
                                                                                  ---------   --------------
                  Outstanding at December 31, 1997............................      163,400       $ 5.00
                  Granted.....................................................       80,000         5.00
                  Forfeited...................................................      (12,700)        5.00
                                                                                 ----------       ------
                  Outstanding at December 31, 1998............................      230,700         5.00
                  Granted.....................................................    1,619,000         0.85
                  Exercised...................................................     (142,500)        0.25
                  Forfeited...................................................      (33,650)        5.00
                                                                                 ----------       ------
                  Outstanding at December 31, 1999............................    1,673,550       $ 1.39
                                                                                 ==========       ======


                                                                                      1998        1999
                                                                                      ----        ----
                  Number of options exercisable at year end..................        97,542      475,964
                  Weighted average exercise price of options
                       exercisable at year end...............................        $ 5.00       $ 1.51
                  Weighted average fair value of options granted
                       during the year.......................................        $ 2.13       $ 0.60


The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively: dividend yield of 0 percent for all years; expected volatility of 133 and 52 percent; risk-free interest rates of 6.0 and 5.5 percent; and expected lives of one to nine years.

During 1999, the Company issued 142,500 options to non-employees at an exercise price of $0.25. All of these options were exercised in 1999. The options issued to non-employees are included in the above stock option table, but excluded from the calculation of pro forma compensation expense below.

                           AVIATION DISTRIBUTORS, INC.

Additional information regarding options outstanding at December 31, 1999 is as follows:


                                           Options Outstanding                 Options Exercisable
                                -------------------------------------------   ---------------------------
                                                Weighted        Weighted                      Weighted
                                   Number        Average         Average         Number        Average
                                Outstanding   Remaining Life  Exercise Price   Exercisable  Exercise Price
                                -----------  --------------- ---------------  ------------ --------------
         $ 0.25                    350,000           10.0         $ 0.25      350,000       $ 0.25
         $ 1.00 -   $ 1.22       1,126,500            9.7           1.12            -            -
         $ 5.00                    197,050            7.4           5.00      125,964         5.00
                                -----------  ------------ -------------- ------------  -----------
                                 1,673,550            9.5         $ 1.39      475,964       $ 1.51
                                ===========  ============ ============== ============  ===========


Had compensation cost been determined based on the basis of fair value pursuant to Statement of Financial Accounting Standards 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.


                                                     Year Ended December 31,
                                                     -----------------------
                                                      1999             1998
                                                      ----             ----
         Net loss
               As reported                        $ 1,789,628      $ 5,795,722
               Pro forma                          $ 2,095,011      $ 5,891,850

         Diluted loss per share
               As reported                             $ 0.56           $ 1.85
               Pro forma                               $ 0.65           $ 1.88

NOTE 12 - EXTRAORDINARY ITEM

During 1999, the Company negotiated a reduction in payables to certain vendors. Three of the vendors either were granted stock options or warrants (total of 182,500) in connection with the forgiveness of the payables. The Company recorded an extraordinary gain in connection with this debt forgiveness of $242,460 which is net of the value of the options/warrants issued to the vendors ($42,250), as determined by the Black Scholes Option - Pricing Model.

                           AVIATION DISTRIBUTORS, INC.


                                    PART III


ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


EXECUTIVE                          AGE                            TITLE
---------                          ---                            -----
William D. King                       58 Chief Executive Officer, Chairman and Director
Gary L. Joslin                        62 Chief Financial Officer and Director
Osamah S. Bakhit                      50 Founder, Marketing and Sales Advisor
Jeffrey G. Ward                       40 Executive Vice President
Bruce H. Haglund                      48 Secretary, Director, Chairman of the Audit Committee
John B. Jacobs                        35 Senior Vice President
William T. Walker, Jr.                68 Director and Member of the Audit Committee
Saleem S. Naber                       70 Director


WILLIAM D. KING, CHIEF EXECUTIVE OFFICER, CHAIRMAN AND DIRECTOR. Mr. King became Chief Executive Officer, Chairman and a Director of the Company in January 2000. Prior to his involvement with the Company, Mr. King held various executive positions from 1969 to 1994, when he retired as President of Electrical and Mechanical groups of JWP, Inc. Mr. King holds an MBA from Harvard University's Graduate School of Business Administration and a Bachelor of Science degree from the University of North Carolina. Mr. King is also a member of the Executive Committee of the Company.

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

OSAMAH S. BAKHIT, MARKETING AND SALES ADVISOR. Mr. Bakhit, the founder of the Company, was Chief Executive Officer, President, Chairman and a Director of the Company from its inception until his resignation as an officer and Director of the Company in November 1997. He is no longer an executive officer of the Company, but consults with the Company on a full-time basis as a marketing and sales advisor. Mr. Bakhit has over 16 years of aircraft experience. Prior to forming the Company in 1988, Mr. Bakhit was CEO of Bakhit Enterprises, a company that purchased heavy construction vehicles and material for General Enterprise Company. Mr. Bakhit worked for General Enterprise Company in Amman, Jordan, where he managed overall construction operations. His duties included supervising the construction of Queen Alia International Airport in Jordan. Mr. Bakhit attended the University of California, Irvine.

JEFFREY G. WARD, EXECUTIVE VICE PRESIDENT. Mr. Ward has over 16 years of aircraft experience and currently oversees and lends leadership to the extensive sales team at ADI. Prior to joining the Company in 1993, Mr. Ward was a sales representative for System Industries. He was a sales consultant to the aerospace industry with key accounts including the U.S. military and major aerospace manufacturers. Prior to System Industries, Mr. Ward was a sales representative for Eastman Kodak Company. Mr. Ward also served in the United States Marine Corps for seven years as a naval aviator. Mr. Ward has a B.A. in Economics and German from the University of Virginia.

BRUCE H. HAGLUND, SECRETARY AND DIRECTOR. Mr. Haglund has served as General Counsel of the Company since 1992 and has served as Secretary and a director of the Company from June 1996 to present. He has served as a Director of the Company since 1989. Mr. Haglund is a principal in the law firm of Gibson, Haglund & Paulsen in Orange County, California where he has been engaged in the private practice of law since 1980. He is also a member of the Boards of Directors of Metalclad Corporation, HydroMaid International, Inc., Renaissance Golf Products, Inc. and VitriSeal, Inc. Mr. Haglund has a J.D. from the University of Utah College of Law. Mr. Haglund is also the Chairman of the Audit Committee of the Board and a member of the Executive Committee of the Company.

JOHN B. JACOBS, SENIOR VICE PRESIDENT. Mr. Jacobs has over 11 years of management experience in aircraft material sales and leasing. Prior to joining the Company in July 1999, he was vice president of Airmotive, Inc., an international aircraft parts redistributor, where he held various sales positions for over nine years. He has been active in the aircraft industry since 1988. Mr. Jacobs oversees sales, marketing and operations for the company. Mr. Jacobs holds a Bachelor of Arts degree in International Marketing and Management from California State University, Fullerton.

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

SALEEM S. NABER, DIRECTOR. Mr. Naber, who became Chief Executive Officer, President and a Director of the Company in April 1998. Mr. Naber resigned as an officer of the Company in January 2000 and is now exclusively a Director of the Company. Mr. Naber has over 40 years of experience in the aerospace industry, primarily with Lucas Aerospace and Western Gear Corporation, acquired by Lucas in 1988. His responsibilities with Lucas ranged from Design Engineer of Precision Products to President of Lucas Western, Inc., the $400 million U.S. division of Lucas. Mr. Naber's most recent post before joining the Company was Managing Director of Lucas Aerospace, Aircraft Systems Division, the position he held when he resigned in 1996. Mr. Naber received a Bachelor of Science degree in Electrical Engineering from the University of California - Berkeley and pursued post-graduate courses at the University of Southern California and the University of California, Los Angeles. Mr. Naber is also a member of the Audit Committee.


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

         1. Financial Statements for the periods ended December 31, 1998 and
1999:

                           Independent Auditors' Reports

                           Balance Sheets
                           Statements of Operations
                           Statements of Stockholders' Equity
                           Statements of Cash Flows
                           Notes to Financial Statements

         2.  Exhibits

The following exhibits are being filed with this Annual Report on Form 10-KSB and/or are incorporated by reference therein in accordance with the designated footnote references:


          3.1 Amended and Restated Certificate of Incorporation of the Registrant. (1)
          3.2 Bylaws, as amended, of the Registrant. (1)
          3.3 Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (1)
          4.1 Specimen Common Stock Certificate. (1)
          9.1 Voting Trust Agreement, dated November 17, 1997, by and among Osamah Bakhit, Aviation Distributors, Inc., and Dirk O. Julander, as trustee. (2)
         10.2 1996 Stock Option and Incentive Plan. (1)
         10.3 Aircraft Purchase Agreement, dated August 8, 1995, by and between Alia The Royal Jordanian Airlines and
              Aviation Distributors, Inc. (1)
         10.4 Credit and Security Agreement, dated June 25, 1997, by and between Aviation Distributors, Inc. and BNY
              Financial Corporation. (3)
         10.5 Amendment dated December 15, 1999 between the Company and GMAC Commercial Credit LLC to June 25, 1997 Credit and
              Security Agreement between the Company and BNY Financial Corporation, including related Common Stock Purchase
              Warrant for 335,362 shares dated February 28, 2000 issued to GMAC Commercial Credit LLC.
         10.6 Amended and Restated Employment Agreement, dated as of July 16, 1996, by and between Osamah S. Bakhit and
              Aviation Distributors, Inc. (1)
         10.7 Employment Agreement, dated as of January 5, 2000, by and between William D. King and Aviation
              Distributors, Inc.
         10.8 Employment Agreement, dated as of July 16, 1996, by and between Jeffrey G. Ward and Aviation
              Distributors, Inc. (1)
         10.9 Amendment to Employment Agreement, dated November 17, 1997, by and between Osamah S. Bakhit and Aviation
              Distributors, Inc. (3)
        10.10 Amendment to Employment Agreement, dated November 17, 1997, by and between Mark W. Ashton and Aviation
              Distributors, Inc. (3)
        10.11 Lease, dated as of July 9, 1997, by and between Olen Properties Corp. and Aviation Distributors, Inc. (3)
        10.12 Amended and Restated Promissory Note from Osamah S. Bakhit to Aviation Distributors, Inc., dated as of
              December 31, 1995. (1)
        10.13 Settlement Agreement dated as of November 1, 1996. (1)
        10.14 Form of Indemnity Agreement. (1)
        10.15 Promissory Note between Aviation Distributors, Inc. and Osamah S. Bakhit, dated December 31, 1996. (1)
        10.16 Employment Agreement dated as of June 1, 1998 by and between Gary L. Joslin and Aviation Distributors, Inc.


               (1) Filed with the Company's Registration Statement on Form SB-2 dated March 3, 1997.
               (2) Filed with the Company's Current Report on Form 8-K dated August 29, 1997.
               (3)  Filed with the Company's Form 10-KSB dated April 20, 1998.

(b)      Reports on Form 8-K.

                  None

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

                                          AVIATION DISTRIBUTORS, INC.

                                          By:     /s/ William D. King
                                              ----------------------------------
                                                  William D. King
                                                  Chief Executive Officer
Date:  April 11, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                   Title                                      Date
----------                                   -----                                      ----
         /s/ William D. King                Chief Executive Officer                   April 11, 2000
---------------------------------           Chairman and Director
           William D. King                  (Principal Executive Officer)


         /s/ Gary L. Joslin                 Chief Financial Officer                   April 11, 2000
---------------------------------           and Director (Principal
           Gary L. Joslin                   Accounting Officer)


         /s/ Bruce H. Haglund               Director                                  April 11, 2000
---------------------------------
           Bruce H. Haglund