Form 10-Q
period 2000-03-31
AVIATION DISTRIBUTORS INC
filed 2000-05-15
CIK 1018645

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 2000

                                                       REGISTRATION NO. 333-8061

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2000
                                 --------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ________________ to ________________


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

                 ONE CAPITAL DRIVE LAKE FOREST, CALIFORNIA 92630
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

      Registrant's Telephone Number, Including Area Code   (949) 586-7558
                                                          ----------------

         Indicate by check (X) whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES (X)     NO ( )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,344,500 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF MAY 15, 2000.

                                 AVIATION DISTRIBUTORS, INC.
                                 CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,      MARCH 31,
                                                                          1999            2000
                                                                      ------------    ------------
                                            ASSETS
CURRENT ASSETS:
      Accounts receivable, net of allowance
       for doubtful accounts of $250,000  ..........................  $  7,548,474       8,804,066
      Other receivables ............................................        44,739          93,558
      Inventories ..................................................     9,008,560       8,375,166
      Prepaid expenses .............................................        85,554          35,079
      Deferred tax asset ...........................................       101,000         101,000
                                                                      ------------    ------------
           Total current assets ....................................    16,788,327      17,408,869
                                                                      ------------    ------------
PROPERTY AND EQUIPMENT .............................................     1,016,165       1,067,402
      Less - accumulated depreciation ..............................       466,998         514,338
                                                                      ------------    ------------
                                                                           549,167         553,064
                                                                      ------------    ------------
Notes receivable from founder ......................................       408,718         408,718
Debt issue costs ...................................................          --         1,984,610
Other assets .......................................................       131,484         131,484
                                                                      ------------    ------------
                                                                           540,202       2,524,812
                                                                      ------------    ------------
                                                                      $ 17,877,696    $ 20,486,745
                                                                      ============    ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Checks issued not yet presented for payment ..................  $    256,957    $    497,557
      Accounts payable .............................................     2,587,403       2,233,372
      Accrued liabilities ..........................................       606,997         392,071
      Line of credit, net of discount ..............................    15,677,982      16,555,758
      Current portion of long-term debt ............................       965,388         592,158
      Current portion of capital lease obligations .................         9,828          11,214
                                                                      ------------    ------------
           Total current liabilities ...............................    20,104,555      20,282,130
                                                                      ------------    ------------
Long-term debt, net of current portion .............................       978,304         850,000

Capital lease obligations, net of current portion ..................        19,427          15,656

Promissory note payable ............................................          --         2,000,000

Deferred tax liability .............................................       101,000         101,000

STOCKHOLDERS' DEFICIT:
      Preferred stock, par value of $.01, 3,000,000
       shares authorized; none issued and outstanding ..............          --              --
      Common stock, par value of $.01, 10,000,000 shares
       authorized; 3,387,500 shares issued and 3,344,500 shares
       outstanding .................................................        33,875          33,875
      Additional paid in capital ...................................     6,213,749       6,713,749
      Accumulated deficit ..........................................    (9,499,910)     (9,436,361)
      Treasury stock, 43,000 shares at cost ........................       (73,304)        (73,304)
                                                                      ------------    ------------
           Total stockholders' deficit .............................    (3,325,590)     (2,762,041)
                                                                      ------------    ------------
                                                                      $ 17,877,696    $ 20,486,745
                                                                      ============    ============


The accompanying notes are an integral part of these consolidated statements.

                           AVIATION DISTRIBUTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                      1999           2000
                                                                  -----------    -----------
NET DISTRIBUTED SERVICES AND INVENTORY SALES ..................   $ 7,711,111    $ 8,274,028
COST OF SALES .................................................     6,040,650      6,216,996
                                                                  -----------    -----------

        Gross profit ..........................................     1,670,461      2,057,032
SELLING AND ADMINISTRATIVE EXPENSES ...........................     1,409,710      1,427,821
NON-RECURRING EXPENSES ........................................        17,743          5,700
                                                                  -----------    -----------

        Income from operations ................................       243,008        623,511
OTHER (EXPENSE) INCOME:
        Interest expense ......................................      (425,116)      (559,962)
        Interest income .......................................        32,055           --
        Other income ..........................................         1,087           --
                                                                  -----------    -----------
        Income (loss) before provision
         for income taxes .....................................      (148,966)        63,549
PROVISION FOR INCOME TAXES ....................................          --             --
                                                                  -----------    -----------

        NET INCOME (LOSS) .....................................   $  (148,966)   $    63,549
                                                                  ===========    ===========

        Basic and diluted net income (loss) per share .........   $     (0.05)   $      0.02
                                                                  ===========    ===========

        Basic and diluted weighted
         average shares outstanding ...........................     3,179,000      3,344,500
                                                                  ===========    ===========


The accompanying notes are an integral part of these consolidated statements.

                           AVIATION DISTRIBUTORS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                 COMMON STOCK          TREASURY STOCK
                                          ----------------------  ------------------------   ADDITIONAL                   TOTAL
                                             NUMBER                 NUMBER                      PAID    ACCUMULATED  STOCKHOLDERS'
                                           OF SHARES    AMOUNT    OF SHARES       AMOUNT     IN CAPITAL   DEFICIT         DEFICIT
                                          -----------  ---------  ----------   -----------  ----------- -----------    -----------
Balance at January 1, 1999 ............     3,165,000     31,650      43,000       (73,304)   5,658,099  (7,710,282)    (2,093,837)

     Stock issued in legal
       settlement .....................        80,000        800        --            --        479,200        --          480,000

     Fair value of stock options
     issued for debt foregiveness .....          --         --          --            --         42,250        --           42,250

    Stock options exercised ...........       142,500      1,425        --            --         34,200        --           35,625


    Net loss ..........................          --         --          --            --           --    (1,789,628)    (1,789,628)
                                          -----------  ---------  ----------   -----------  ----------- -----------    -----------

Balance at December 31, 1999 ..........     3,387,500     33,875      43,000       (73,304)   6,213,749  (9,499,910)    (3,325,590)

    Fair value of warrants issued for
        debt in connection with
        amendment of credit facility ..          --         --          --            --        500,000        --          500,000

    Net Income ........................          --         --          --            --           --        63,549         63,549
                                          -----------  ---------  ----------   -----------  ----------- -----------    -----------

Balance at March 31, 2000 .............     3,387,500  $  33,875      43,000   $   (73,304) $ 6,713,749 $(9,436,361)   $(2,762,041)
                                          ===========  =========  ==========   ===========  =========== ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

                                      AVIATION DISTRIBUTORS, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                              1999          2000
                                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss) ..................................................................   $  (148,966)   $    63,549
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
      Principal payments on note receivable ...........................................       471,251           --
      Principal payments on notes payable related to inventory purchases ..............      (471,970)          --
      Reduction in amount due on notes payable related to inventory purchases in
        exchange for reduction in accounts receivable .................................      (444,327)          --
      Depreciation and amortization ...................................................        54,908         68,174
      Changes in assets and liabilities:
           Accounts receivable, net ...................................................    (2,309,568)    (1,072,747)
           Other receivables ..........................................................      (128,651)       (48,819)
           Inventories ................................................................       133,054        633,394
           Prepaid expenses ...........................................................       185,053         49,198
           Other assets ...............................................................        (1,216)          --
           Accounts payable ...........................................................      (363,983)      (354,031)
           Accrued liabilities ........................................................      (236,363)      (214,926)
                                                                                          -----------    -----------

             Net cash used in operating activities ....................................    (3,260,778)      (876,208)
                                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ................................................        (1,991)       (51,237)
   Decrease in restricted cash ........................................................           709           --
                                                                                          -----------    -----------

            Net cash used in investing activities .....................................        (1,282)       (51,237)
                                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on lines of credit ......................................................     6,424,512      8,785,187
   Principal payments on lines of credit ..............................................    (3,584,095)    (7,594,423)
   Borrowings on long-term debt .......................................................       100,000           --
   Principal payments on long-term debt ...............................................        (1,988)      (501,534)
   Principal payments on capital lease obligations ....................................        (4,650)        (2,385)
   Increase in checks issued not yet presented for payment ............................       328,281        240,600
                                                                                          -----------    -----------

            Net cash provided by financing activities .................................     3,262,060        927,445
                                                                                          -----------    -----------

Net change in cash and cash equivalents ...............................................          --             --
Cash and cash equivalents at beginning of period ......................................          --             --
                                                                                          -----------    -----------

Cash and cash equivalents at end of period ............................................   $      --      $      --
                                                                                          ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest ........................................................................   $   424,967    $   544,753
                                                                                          ===========    ===========
      Income taxes ....................................................................          --      $      --
                                                                                          ===========    ===========

   Noncash financing activity:
      Issuance of 80,000 shares of common stock in settlement of long term liability ..   $   480,000    $      --
                                                                                          ===========    ===========
      Capitalized loan issue costs, due in the form of a promissory note payable ......   $      --      $ 2,000,000
                                                                                          ===========    ===========
      Warrants issued in connection with the amendment of the Company's credit facility   $      --      $   500,000
                                                                                          ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

                           AVIATION DISTRIBUTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations for the three month periods ended March 31, 2000 and 1999 and cash flows for the three month periods ended March 31, 2000 and 1999. The results of operations and cash flows for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2000.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in connection with the Company's December 31, 1999 financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB.

NOTE 2 - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company sustained a loss from operations in 1999; has used, rather than provided, cash in its operations; and has deficits in working capital and stockholders' equity at December 31, 1999 and March 31, 2000. Also, as discussed in note 3, the impact on the Company of certain governmental investigations cannot be determined at this time.

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

Management has taken steps to revise its operations and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence. Ongoing expenses have been reduced by salary reductions, headcount reductions and other cost saving measures implemented. The class action lawsuits have been settled. Settlement of remaining legal issues will also allow management to concentrate on managing, improving and expanding the business. In addition, as described in Note 4, the Company has increased its availability under its line of credit and extended the loan maturity date.

NOTE 3 - CLASS ACTION LAWSUITS AND GOVERNMENT INVESTIGATIONS:

In October 1997, three separate class action lawsuits were filed against the Company, its founder, directors and certain current and former officers and directors, and others. In February 1998, a motion was approved to consolidate all three class action lawsuits in Federal court.

In April 1998, the Company entered into a settlement in principle, which is memorialized in a Memorandum of Understanding (the M.O.U."), with counsel for the plaintiffs to settle the suits. Terms of the settlement included cash consideration of $740,000 and 210,000 shares of the Company's common stock, of which the Company issued 80,000 shares and the Company's founder, Osamah
S. Bakhit, contributed 130,000 shares. The Company recorded a $620,000 charge in 1997 related to this settlement, of which $480,000 was attributable to the issuance of 80,000 shares of common stock and $140,000 represented the Company's portion of the cash consideration. The Federal Court approved this settlement agreement on March 15, 1999.

Both the Federal grand jury and the Securities and Exchange Commission previously commenced investigations into the allegations referred to above. The investigation by the federal grand jury continues and the Company is unable, at this time, to evaluate the possible outcome of the investigation or its impact on the Company.

The Company has entered into a proposed settlement with the SEC staff related to the ongoing SEC investigation of the Company. Under the terms of the proposed settlement, the Company would consent to the entry of a federal court injunction, in which the Company would not admit or deny any allegations made by the SEC, enjoining it from future violations of the federal securities laws. The proposed settlement with the SEC's staff must be approved by the Securities and Exchange Commission. The Company does not know when the proposed settlement will be presented to the Commission for approval.

NOTE 4 - DEBT ARRANGEMENTS

On February 23, 2000, the Company amended its Credit Facilty with GMAC to extend the loan maturity date to December 1, 2010. Additionally, the 126,600 warrants previously issued to GMAC were increased to provide GMAC with warrants equal to 9.9% of the outstanding stock of the Company or approximately 335,362 warrants. The exercise price of the previously issued warrants was reduced from $1.00 to $.25 per share. The additional 208,762 warrants were issued at an exercise price of $.25 per share. The total warrants issued to GMAC expire on February 28, 2010. The fair value of the new warrants and the repriced warrants issued to GMAC, estimated at approximately $500,000, is being amortized to interest expense over the term of the credit facility. The unamortized discount has been netted against the line of credit in the accompanying balance sheet.

As a condition for the extension of the credit facility, the Company entered into a $2,000,000 promissory note, due in a balloon payment on the earlier of February 1, 2010, or if the Company's stock reaches a $6 per share value over 10 consecutive days, or the occurrence of one of several other events, none of which have occurred. The $2,000,000 is being amortized to interest expense over the term of the promissory note. The note bears interest at GMAC's Alternate Base Rate and interest is payable semi-annually.

On April 5, 2000 the Company obtained an additional $3,800,000 increase in its credit facility for an eighteen month period, at an interest rate of prime plus 1%, to finance the purchase of inventory.

NOTE 5 - EXPORT SALES

For the quarters ended March 31, 1999 and 2000, approximately 68.9% and 70.8%, respectively, of the Company's net sales were export sales. Export sales by region were approximately as follows:

                                                               MARCH 31,
                                                           ---------------
                                                           1999       2000
                                                           ----       ----
Pacific Rim ................................               18.2%       3.5%
Europe .....................................               31.8       38.4
Latin/South America ........................               11.9       21.9
Africa/Middle East .........................                7.0        7.0
                                                           ----       ----
                                                           68.9%      70.8%
                                                           ====       ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of the Company for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, which are included elsewhere in this document.

OVERVIEW

Net sales consist of gross sales, net of allowance for returns and other adjustments. Cost of sales consists of product costs, freight charges and an inventory provision for damaged and obsolete products. Product costs consist of the acquisition costs of the products and costs associated with repairs, maintenance and certification.

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

The following table sets forth certain information relating to the Company's operations for the three months ended March 31, 1999 and 2000 (dollars in thousands):

                                                 1999                  2000
                                          -------------------     ---------------
Net sales                                 $ 7,711       100.0%    $ 8,274   100.0%
Cost of sales                               6,041        78.3       6,217    75.1
                                          -------      ------     -------   -----

              Gross profit                  1,670        21.7       2,057    24.9
Selling and administrative expenses         1,410        18.3       1,428    17.3
Non-recurring expenses                         17         0.2           6     0.1
                                          -------      ------     -------   -----

Income (loss) from operations                 243         3.2         623     7.5
Interest expense, net                         393         5.1         560     6.8
Other (income) expense                         (1)       (0.0)          0     --
                                          -------      ------     -------   -----
Net (loss) Income                         $  (149)       (1.9)%   $    63     0.8%
                                          -------      ------     -------   -----

NET SALES. Net sales increased from $7.7 million for the three months ended March 31, 1999 to $8.3 million for the three months ended March 31, 2000, a increase of $.6 million or 7.8%. This increase was the result of improved financing arrangements with the Company's lender which gave the Company the ability to secure additional sales from distributed services.

Net distributed services represents sales of aircraft parts purchased at the point of sale through outside parties. Inventory sales represent sales of the Company's owned inventory. Sales from distributed services (outside sourcing) represented approximately 93.8% and 86.4% of total net sales for the three months ended March 31, 1999 and 2000, respectively. Sales of Company-owned inventory represented approximately 6.2% and 13.6% of total net sales for the three months ended March 31, 1999 and 2000, respectively.

COST OF SALES. Cost of sales increased from $6.0 million for the three months ended March 31, 1999 to $6.2 million for the three months ended March 31, 2000, an increase of $200,000 or 3.3%. This increase was attributable to the increase in net sales.

GROSS PROFIT. Gross profit increased from $1.7 million or 21.7% of net sales for the three months ended March 31, 1999 to $2.0 million or 24.9% of net sales for the three months ended March 31, 2000, an increase of $300,000 or 17.6%. This increase was a result of the increase in sales from the prior period and gross profit percent of sales increasing from 21.7% for the three months ended
March 31, 1999 to 24.9% for the three months ended March 31, 2000, due to increased sales of bulk purchase inventory from prior period.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of compensation, commission expense, rent expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses increased from $1.4 million for the three months ended March 31, 1999 to $1.5 million for the three months ended March 31, 2000, a increase of $67,000 or 4.8%. This increase was due to the increased sales in 2000.

NON-RECURRING EXPENSES. In the first quarter of 1999 and 2000, the Company incurred $18,000 and $6,000, respectively, of expenses related to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements, class action lawsuits and investigations by a Federal grand jury and the Securities and Exchange Commission. Management expects these expenses to continue to decrease, as the shareholder lawsuit was settled on March 15, 1999. These expenses primarily consist of legal, accounting and consulting fees. See "Part II, Item 1 - Legal Proceedings."

INCOME (LOSS) FROM OPERATIONS. The Company had income from operations of $243,000 for the three months ended March 31, 1999 compared to income from operations of $623,500 for the three months ended March 31, 2000. The increase in income from operations is due to the improved gross profit percent of 24.9% for the three months ended March 31, 2000.

INTEREST EXPENSE, NET. Net interest expense increased from $393,000 for the three months ended March 31, 1999 to $560,000 for the three months ended March 31, 2000. The $167,000 increase in interest expense was due to the Company obtaining additional term debt and increased borrowings under the working capital line.


YEAR 2000 COMPLIANCE

To become fully Year 2000 compliant, the Company successfully implemented a new software system at a cost of approximately $120,000. The Company did not separately track the internal costs incurred for the Y2K project. The Company did not incur any systems problems as a result of the successful implementation of the new systems.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used $3.3 million and $.9 million in the quarters ended March 31, 1999 and 2000, respectively. The largest cash uses in the 1999 period were the $2.3 million increase in accounts receivable, the decreases on notes payable related to inventory purchases and decreases in accounts payable and accrued liabilities. For the 2000 period, the largest uses of cash were the $1.1 million increase in accounts receivable and a reduction of accounts payable, offset by a decrease in inventory.

The 1999 financing activities provided cash of $3.3 million, primarily resulting from the $2.8 million net increase in line of credit borrowings and the $300,000 increase in checks issued not yet presented for payment. The 2000 financing activities provided $.9 million of cash due to a net increase in borrowings of $1.2 million and an increase in checks not yet presented of $.2 million, offset by a reduction of long term debt of $.5 million.

As of March 31, 2000, the Company had a working capital deficit of $2.9 million. This was primarily due to the increase in the borrowings on the line of credit resulting from the cash requirements for increases in accounts receivable, reduction of accounts payable with an offset of reduced inventory.

As of December 31, 1999, the Company was in default on certain covenants of its credit facility with GMAC Commercial Credit. On April 7, 2000, the financial institution issued the Company a waiver of the covenants that were in default and set new covenants for 2000 with the first measurement date effective for the quarter ended June 30, 2000.

On February 23, 2000, the Company amended its Credit Facilty with GMAC to extend the loan maturity date to December 1, 2010. Additionally, the 126,600 warrants previously issued to GMAC were increased to provide GMAC with warrants equal to 9.9% of the outstanding stock of the Company or approximately 335,362 warrants. The exercise price of the previously issued warrants was reduced from $1.00 to $.25 per share. The additional 208,762 warrants were issued at an exercise price of $.25 per share. The total warrants issued to GMAC expire on February 28, 2010. The fair value of the new warrants and the repriced warrants issued to GMAC, estimated at approximately $500,000, is being amortized to interest expense over the term of the credit facility.

As a condition for the extension of the credit facility, the Company entered into a $2,000,000 promissory note, due in a balloon payment on the earlier of February 1, 2010, or if the Company's stock reaches a $6 per share value over 10 consecutive days, or the occurrence of one of several other events, none of which have occurred. The $2,000,000 is being amortized to interest expense over the term of the promissory note. The note bears interest at GMAC's Alternate Base Rate and interest is payable semi-annually.

On April 5, 2000 the Company obtained an additional $3,800,000 increase in its credit facility for an eighteen month period, at an interest rate of prime plus 1%, to finance the purchase of inventory.

The Company's long-term debt consists of the following: (i) term loan of $1,000,000 at March 31, 2000 to GMAC, due in quarterly principal installments of $125,000 with an interest rate of 2.0 percent above the lenders alternate base rate; (ii) note payable of $339,715 at March 31, 2000 to a corporation, secured by specific inventory; (iii) note payable of $100,000 at March 31, 2000 to the founder of the Company (iv) capital lease obligations of $26,870 and (v) Promissory Note Payable for $2,000,000.

The Company's credit facility with GMAC is an asset based line of credit secured by account receivable and inventory and is the primary source for the Company to finance its operations and growth. At March 31, 2000 the balance on the credit facility was $16,555,758, net of discount related to the warrants issued. Because of the non-recurring costs associated with the re-auditing of the Company's financial statements and the ongoing federal investigations, the Company has used its line of credit to pay these costs.
As a result, the Company may need to increase its capital base in order to continue to meet its growth objectives. There can be no assurance that such additional capital will be available on a timely basis or at acceptable terms.

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

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         2.  Exhibits

The following exhibits are being filed with this Annual Report on Form 10-KSB and/or are incorporated by reference therein in accordance with the designated footnote references:


          3.1 Amended and Restated Certificate of Incorporation of the Registrant. (1)
          3.2 Bylaws, as amended, of the Registrant. (1)
          3.3 Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (1)
          4.1 Specimen Common Stock Certificate. (1)
          9.1 Voting Trust Agreement, dated November 17, 1997, by and among Osamah Bakhit, Aviation Distributors, Inc., and Dirk O. Julander, as trustee. (2)
         10.2 1996 Stock Option and Incentive Plan. (1)
         10.3 Aircraft Purchase Agreement, dated August 8, 1995, by and between Alia The Royal Jordanian Airlines and
              Aviation Distributors, Inc. (1)
         10.4 Credit and Security Agreement, dated June 25, 1997, by and between Aviation Distributors, Inc. and BNY
              Financial Corporation. (3)
         10.5 Amendment dated December 15, 1999 between the Company and GMAC Commercial Credit LLC to June 25, 1997 Credit and
              Security Agreement between the Company and BNY Financial Corporation, including related Common Stock Purchase
              Warrant for 335,362 shares dated February 28, 2000 issued to GMAC Commercial Credit LLC. (4)
         10.6 Amended and Restated Employment Agreement, dated as of July 16, 1996, by and between Osamah S. Bakhit and
              Aviation Distributors, Inc. (1)
         10.7 Employment Agreement, dated as of January 5, 2000, by and between William D. King and Aviation
              Distributors, Inc. (4)
         10.8 Employment Agreement, dated as of July 16, 1996, by and between Jeffrey G. Ward and Aviation
              Distributors, Inc. (1)
         10.9 Amendment to Employment Agreement, dated November 17, 1997, by and between Osamah S. Bakhit and Aviation
              Distributors, Inc. (3)
        10.10 Amendment to Employment Agreement, dated November 17, 1997, by and between Mark W. Ashton and Aviation
              Distributors, Inc. (3)
        10.11 Lease, dated as of July 9, 1997, by and between Olen Properties Corp. and Aviation Distributors, Inc. (3)
        10.12 Amended and Restated Promissory Note from Osamah S. Bakhit to Aviation Distributors, Inc., dated as of
              December 31, 1995. (1)
        10.13 Settlement Agreement dated as of November 1, 1996. (1)
        10.14 Form of Indemnity Agreement. (1)
        10.15 Promissory Note between Aviation Distributors, Inc. and Osamah S. Bakhit, dated December 31, 1996. (1)
        10.16 Employment Agreement dated as of June 1, 1998 by and between Gary L. Joslin and Aviation Distributors, Inc. (4)


               (1) Filed with the Company's Registration Statement on Form SB-2 dated March 3, 1997.
               (2) Filed with the Company's Current Report on Form 8-K dated August 29, 1997.
               (3)  Filed with the Company's Form 10-KSB dated April 20, 1998.
               (4)  Filed with the Company's Form 10-KSB dated April 11, 2000.

(b)      Reports on Form 8-K.

Date of Report/filing Date              Item Reported
--------------------------              -------------

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date     May 15, 2000                  AVIATION DISTRIBUTORS, INC.
     -----------------------------

                                       By: /s/ William D. King
                                           --------------------------------
                                             William D. King
                                             Chief Executive Officer
                                             Chairman and Director
                                             (Principal Executive Officer)


                                       By: /s/ Gary L. Joslin
                                           --------------------------------
                                             Gary Joslin
                                             Gary L. Joslin
                                             Chief Financial Officer
                                             and Director (Principal
                                             Accounting Officer)