Form 10-Q
period 2000-06-30
AVIATION DISTRIBUTORS INC
filed 2000-08-11
CIK 1018645

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 11, 2000

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

For the quarterly period ended      JUNE 30, 2000
                               ----------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                   to
                               -----------------    -----------------------

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

                                 YES (X) NO ( )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,352,278 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF AUGUST 11, 2000.

                           AVIATION DISTRIBUTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,          JUNE 30,
                                                                                                 1999                2000
                                                                                              ------------       ------------
                                            ASSETS                                                               (UNAUDITED)
CURRENT ASSETS:
       Accounts receivable, net of allowance for
        doubtful accounts of $250,000 at December 31,
        1999 and June 30, 2000 ...........................................................     $  7,548,474      $ 11,420,013
       Other receivables .................................................................           44,739            78,073
       Inventories .......................................................................        9,008,560        12,364,377
       Prepaid expenses ..................................................................           85,554           154,290
       Deferred tax asset ................................................................          101,000           101,000
                                                                                               ------------      ------------
            Total current assets .........................................................       16,788,327        24,117,753
                                                                                               ------------      ------------
PROPERTY AND EQUIPMENT ...................................................................        1,016,165         1,083,901
       Less - accumulated depreciation ...................................................          466,998           563,112
                                                                                               ------------      ------------
                                                                                                    549,167           520,789
                                                                                               ------------      ------------
Note receivable from founder .............................................................          408,718           408,718
Debt issue costs .........................................................................               --         1,933,332
Other assets .............................................................................          131,484           132,760
                                                                                               ------------      ------------
                                                                                                    540,202         2,474,810
                                                                                               ------------      ------------
                                                                                               $ 17,877,696      $ 27,113,352
                                                                                               ============      ============
                            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
       Checks issued not yet presented for payment .......................................     $    256,957      $    866,431
       Accounts payable ..................................................................        2,587,403         2,864,851
       Accrued liabilities ...............................................................          606,997           673,462
       Lines of credit ...................................................................       15,677,982        22,458,249
       Current portion of long-term debt .................................................          965,388           549,177
       Current portion of capital lease obligations ......................................            9,828             5,654
                                                                                               ------------      ------------
            Total current liabilities ....................................................       20,104,555        27,417,824
                                                                                               ------------      ------------
Long-term debt, net of current portion ...................................................          978,304           725,000
                                                                                               ------------      ------------
Capital lease obligations, net of current portion ........................................           19,427            19,879
                                                                                               ------------      ------------
Promissory Note Payable ..................................................................             --           2,000,000
                                                                                               ------------      ------------
Deferred tax liability ...................................................................          101,000           101,000
                                                                                               ------------      ------------
STOCKHOLDERS' DEFICIT:
       Preferred stock, par value of $.01, 3,000,000
        shares authorized; none issued and outstanding ...................................             --                --
       Common stock, par value of $.01, 10,000,000
         shares authorized; 3,387,500 and 3,395,278 shares
         issued and 3,344,500 and 3,352,278 outstanding at
         December 31, 1999 and  June 30, 2000 ............................................           33,875            33,953
       Additional paid in capital ........................................................        6,213,749         6,244,923
       Accumulated deficit ...............................................................       (9,499,910)       (9,355,923)
       Treasury stock, 43,000 shares at cost .............................................          (73,304)          (73,304)
                                                                                               ------------      ------------
            Total stockholders' deficit ..................................................       (3,325,590)       (3,150,351)
                                                                                               ------------      ------------
                                                                                               $ 17,877,696      $ 27,113,352
                                                                                               ============      ============

      The accompanying notes are an integral part of these consolidated balance sheets.

                           AVIATION DISTRIBUTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                      ----------------------------    ----------------------------
                                       (UNAUDITED)      (UNAUDITED)   (UNAUDITED)      (UNAUDITED)
                                           1999            2000          1999             2000
NET DISTRIBUTED SERVICES
AND INVENTORY SALES................   $  3,227,622    $  9,998,011    $ 10,938,733    $ 18,272,039
COST OF SALES .....................      2,610,741       7,463,507       8,651,391      13,680,503
                                      ------------    ------------    ------------    ------------
   Gross profit ...................        616,881       2,534,504       2,287,342       4,591,536
SELLING AND ADMINISTRATIVE
EXPENSES ..........................      1,448,541       1,596,078       2,858,251       3,023,899
NON RECURRING EXPENSES ............         71,172          16,676          88,915          22,376
                                      ------------    ------------    ------------    ------------
   Income (loss) from operations ..       (902,832)        921,750        (659,824)      1,545,261
OTHER (EXPENSES) INCOME:
   Interest expense ...............       (511,702)       (858,463)       (936,818)     (1,418,425)
   Interest income ................         17,808          12,262          49,863          12,262
   Other income ...................            325           4,889           1,412           4,889
                                      ------------    ------------    ------------    ------------
   Income (loss) before provision
     for income taxes .............     (1,396,401)         80,438      (1,545,367)        143,987
PROVISION FOR INCOME TAXES ........            800            --               800            --
                                      ------------    ------------    ------------    ------------

   NET INCOME (LOSS) ..............   $ (1,397,201)   $     80,438    $ (1,546,167)   $    143,987
                                      ============    ============    ============    ============

Basic net income (loss)
  per share: ......................   $      (0.44)   $       0.02    $      (0.49)   $       0.04
                                      ============    ============    ============    ============

Diluted net income (loss)
  per share .......................   $      (0.44)   $       0.02    $      (0.49)   $       0.04
                                      ============    ============    ============    ============

Basic weighted average shares
  outstanding .....................      3,179,000       3,348,261       3,179,000       3,346,380
  Effect of dilutive stock options
    and warrants ..................           --           609,514            --           718,993
                                      ------------    ------------    ------------    ------------
Diluted weighted average shares
  outstanding .....................      3,179,000       3,957,775       3,179,000       4,065,373
                                      ============    ============    ============    ============


      The accompanying notes are an integral part of these consolidated balance sheets.

                           AVIATION DISTRIBUTORS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                           COMMON STOCK                 TREASURY STOCK
                                      -------------------------      ----------------------
                                                                                             ADDITIONAL                   TOTAL
                                          NUMBER                       NUMBER                  PAID       ACCUMULATED  STOCKHOLDERS'
                                        OF SHARES     AMOUNT         OF SHARES   AMOUNT      IN CAPITAL     DEFICIT       DEFICIT
                                       ----------  ------------      --------- -----------   -----------  ------------ -------------
Balance at January 1, 1999              3,165,000   $    31,650        43,000  $   (73,304)  $ 5,658,099  $(7,710,282)  $(2,093,837)

    Stock issued in
      legal settlement .............       80,000           800          --           --         479,200         --         480,000

    Fair value of stock options
    issued for debt forgiveness ....         --            --            --           --          42,250         --          42,250

    Stock options exercised ........      142,500         1,425          --           --          34,200         --          35,625

    Net loss .......................         --            --            --           --            --     (1,789,628)   (1,789,628)
                                      -----------   -----------   -----------  -----------   -----------  -----------   -----------

Balance at December 31, 1999 .......    3,387,500        33,875        43,000      (73,304)    6,213,749   (9,499,910)   (3,325,590)

    Fair value of warrants
    issued for debt in
    connection with amendment
    of credit facility .............         --            --            --           --         500,000         --         500,000

    Unamortized debt discount ......                                                            (483,332)                  (483,332)

    Stock option exercise ..........        7,778            78          --           --          14,506         --          14,584

    Net Income .....................         --            --            --           --            --        143,987       143,987

                                      -----------   -----------   -----------  -----------   -----------  -----------   -----------
Balance at June 30, 2000 ...........    3,395,278   $    33,953        43,000  $   (73,304)  $ 6,244,923  $(9,355,923)  $(3,150,351)
                                      ===========   ===========   ===========  ===========   ===========  ===========   ===========


      The accompanying notes are an integral part of these consolidated balance sheets.

                           AVIATION DISTRIBUTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------------------
                                                                                 1999                     2000
                                                                            -------------             -----------
                                                                             (UNAUDITED)               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income  (loss)  . . . . . . . . . . . . . . . . . . . . . . . . .  $ (1,546,167)               $ 143,987
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
         Principal payments on note receivable . . . . . . . . . . . . . .       954,806                        -
         Principal payments on notes payable
           related to inventory purchases  . . . . . . . . . . . . . . . .      (954,806)                       -
         Reduction in amount due on notes payable
           related to inventory purchases in exchange for
           reduction in accounts receivable  . . . . . . . . . . . . . . .      (444,327)                       -
         Depreciation and amortization . . . . . . . . . . . . . . . . . .       108,371                  179,451
         Immaculate cashless stock option exercise . . . . . . . . . . . .             -                   14,584
         Changes in assets and liabilities:
              Accounts receivable, net   . . . . . . . . . . . . . . . . .       771,552               (3,688,694)
              Other receivables  . . . . . . . . . . . . . . . . . . . . .      (132,352)                 (33,334)
              Inventories  . . . . . . . . . . . . . . . . . . . . . . . .        70,266               (3,355,817)
              Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .       191,090                  (68,736)
              Other assets . . . . . . . . . . . . . . . . . . . . . . . .        (1,971)                  (1,277)
              Checks issued not yet presented for payment. . . . . . . . .       (72,173)                 609,474
              Accounts payable . . . . . . . . . . . . . . . . . . . . . .       298,165                  277,448
              Accrued liabilities  . . . . . . . . . . . . . . . . . . . .      (135,915)                  66,465
                                                                            ------------              -----------
                     Net cash used in operating activities . . . . . . . .      (893,461)              (5,856,449)
                                                                            ------------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment . . . . . . . . . . . . . . . . .        (1,991)                 (67,736)
     Decrease in restricted cash . . . . . . . . . . . . . . . . . . . . .         7,617                        -
                                                                            ------------              -----------
                   Net cash provided by (used in) investing activities . .         5,626                  (67,736)
                                                                            ------------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on lines of credit . . . . . . . . . . . . . . . . . . . .    11,618,532               21,050,995
     Principal payments on lines of credit . . . . . . . . . . . . . . . .   (10,841,733)             (14,453,573)
     Borrowings on long-term debt  . . . . . . . . . . . . . . . . . . . .       125,000                        -
     Principal payments of long-term debt  . . . . . . . . . . . . . . . .        (4,050)                (669,515)
     Principal payments of capital lease obligations . . . . . . . . . . .        (9,914)                  (3,722)
                                                                            ------------              -----------
                   Net cash provided by financing activities . . . . . . .       887,835                5,924,185
                                                                            ------------              -----------
Net change in cash and cash equivalents  . . . . . . . . . . . . . . . . .             -                        -
Cash and cash equivalents at beginning of period . . . . . . . . . . . . .             -                        -
                                                                            ------------              -----------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . .  $                         $
                                                                            ============              ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    933,971              $ 1,335,088
                                                                            ============              ===========
         Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .  $        800              $         -
                                                                            ============              ===========
Noncash financing activities:
     Issuance of 80,000 shares of common stock in settlement
       of long term liability                                               $    480,000              $         -
                                                                            ============              ===========
     Capitalized loan issue costs, due in the form of a
       promissory note payable                                              $          -              $ 2,000,000
                                                                            ============              ===========
     Warrants issued in connection with the amendment of the
       Company's credit facility                                            $          -              $   500,000
                                                                            ============              ===========

      The accompanying notes are an integral part of these consolidated balance sheets.

                           AVIATION DISTRIBUTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of its operations for the three and six month periods ended June 30, 2000, and 1999, and cash flows for the six month periods ended June 30, 2000, and 1999. The results of operations and cash flows for the six month period ended June 30, 2000, are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2000.

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

NOTE 2 - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company sustained a substantial loss from operations in 1999; has used, rather than provided, cash in its operations; and has deficits in working capital and stockholders' equity at December 31, 1999 and June 30, 2000. In addition, the Company is in an over advance position on its line of credit, which could limit its ability to obtain additional operating capital from its primary lender. Also, as discussed in note 3, the impact on the Company of certain governmental investigations cannot be determined at this time.

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

Both a Federal grand jury and the Securities and Exchange Commission (SEC) previously commenced investigations into the allegations referred to above. The investigation by the federal grand jury continues and the Company is unable, at this time, to evaluate the possible outcome of the investigations or their impact on the Company.

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


NOTE 4 - DEBT ARRANGEMENTS

On February 23, 2000, the Company amended its Credit Facility with GMAC to extend the loan maturity date to December 1, 2010. Additionally, the 126,600 warrants previously issued to GMAC were increased to provide GMAC with warrants equal to 9.9% of the outstanding stock of the Company or approximately 335,362 warrants. The exercise price of the previously issued warrants was reduced from $1.00 to $.25 per share. The additional 208,762 warrants were issued at an exercise price of $.25 per share. The total warrants issued to GMAC expire on February 28, 2010. The fair value of the new warrants and the repriced warrants issued to GMAC, estimated at $500,000, is being amortized to interest expense over the term of the credit facility. The unamortized discount ($483,332), which was netted against the line of credit in the consolidated balance sheet as of March 31, 2000, included in the Company's first quarter Form 10-Q, has been reclassified as a contra equity account, as presented in the accompanying consolidated statement of stockholders' deficit.

As a condition for the extension of the credit facility, the Company entered into a $2,000,000 promissory note, due in a balloon payment on the earlier of February 1, 2010, or if the Company's stock reaches a $6 per share value over 10 consecutive days, or the occurrence of one of several events, none of which have occurred. The $2,000,000 has been reflected as debt issue costs in the accompanying consolidated balance sheet and is being amortized to interest expense over the term of the promissory note. The note bears interest at GMAC's Alternate Base Rate and interest is payable semi-annually.

On April 5, 2000 the Company obtained an additional $3,800,000 increase in its credit facility for an eighteen month period, at an interest rate of prime plus 1%, to finance the purchase of inventory.

At June 30, 2000, the Company was not in compliance with certain of the covenants of its line of credit with GMAC. GMAC has waived the covenant violations for the quarter ended June 30, 2000.


NOTE 5 - EXPORT SALES

For the six months ended June 30, 1999 and 2000, approximately 68.7% and 68.5%, respectively, of the Company's net sales were export sales. Export sales by region were approximately as follows:

                                                        JUNE 30,
                                                    ------------------
                                                    1999         2000
                                                    -----        -----
    Pacific Rim...................................   16.5%         2.7%
    Europe........................................   27.2         31.8
    Latin/South America...........................   18.1         24.6
    Africa/Middle East............................    6.9          9.4
                                                    -----        -----
                                                     68.7%        68.5%
                                                    =====        =====

NOTE 6 - EARNINGS PER SHARE

Approximately 797,000 options were excluded from the computation of diluted net income per share, as presented in the accompanying consolidated statement of operations, because the option's exercise price exceeded the average market price of the common shares. Approximately 600,000 options have an exercise price of $1.22 and approximately 197,000 have an exercise price of $5.00.

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

The following table sets forth certain information relating to the Company's operations for the three months ended June 30, 1999 and 2000 (dollars in thousands):


                                                   THREE MONTHS ENDED JUNE 30,
                                           -------------------------------------------
                                                   1999                   2000
                                           --------------------   --------------------
Net sales                                   $ 3,228     100.0%     $ 9,998     100.0%
Cost of sales                                 2,611      80.9        7,463      74.6
                                           ---------  ---------   ---------  ---------
                                                617      19.1        2,535      25.4
Selling and administrative expenses           1,449      44.9        1,596      16.0
Non-recurring expenses                           71       2.2           17       0.2
                                           ---------  ---------   ---------  ---------
Income (loss) from operations                  (903)    (28.0)         922       9.2
Interest expense, net                           494      15.3          846       8.4
Other income                                      0       -              5       -
                                           ---------  ---------   ---------  ---------
Net income (loss)                           $(1,397)    (43.3)%    $    81       0.8%
                                           =========  =========   =========  =========


NET SALES. Net sales increased from $3.2 million for the three months ended June 30, 1999 to $10.0 million for the three months ended June 30, 2000, an increase of $6.8 million or 210%. This increase was mainly a result of the increase in financing availability that allowed the Company to focus on the business, which resulted in increased sales and the ability of the company to purchase material for its customers. The improved financing availability allowed the Company to obtain sales previously passed over due to a lack of financing.

COST OF SALES. Cost of sales increased from $2.6 million for the three months ended June 30, 1999 to $7.5 million for the three months ended June 30, 2000, an increase of $4.9 million or 188.0%. This increase was primarily attributable to the 210% increase in net sales.

GROSS PROFIT. Gross profit increased from $.6 million or 19.1% of net sales for the three months ended June 30, 1999 to $2.5 million or 25.4% of net sales for the three months ended June 30, 2000, an increase of $1.9 million or 317%. This increase was a result of the 210% increase in net sales from the prior period and gross profit percent of sales increasing from 19.1% to 25.4% for the three months ended June 30, 2000, due to increased sales of bulk purchase inventory compared to the prior period.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of wages and commission expense, rent expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses increased from $1.4 million for the three months ended June 30, 1999 to $1.6 million for the three months ended June 30, 2000, an increase of $200,000 or 14.3%. This increase was principally due to an increase in employee compensation as a result of the increased commission from increased sales.

NON-RECURRING EXPENSES. In the second quarter of 1999 and 2000, the Company incurred $71,000 and $17,000, respectively, of expenses related to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements, class action lawsuits and investigations by a Federal grand jury and the Securities and Exchange Commission. Management expects these expenses to continue to decrease, as the shareholder lawsuit was settled on March 15, 1999. These expenses primarily consist of legal, accounting and consulting fees. See "Part II, Item 1 - Legal Proceedings."

INCOME (LOSS) FROM OPERATIONS. The Company had a loss from operations of $.9 million for the three months ended June 30, 1999 compared to income from operations of $.9 million for the three months ended June 30, 2000. The increase in income from operations is due to the increase in net sales and improved gross profit.

INTEREST EXPENSES, NET. Net interest expense increased from $494,000 for the three months ended June 30, 1999 to $846,000 for the three months ended June 30, 2000. The $352,000 increase in interest expense was due to increased financing to support the increase in sales.

The following table sets forth certain information relating to the Company's operations for the six months ended June 30, 1999 and 2000 (dollars in thousands):


                                                    SIX MONTHS ENDED JUNE 30,
                                           -------------------------------------------
                                                   1999                   2000
                                           --------------------   --------------------
Net sales                                   $10,938     100.0%     $18,272     100.0%
Cost of sales                                 8,651      79.1       13,681      74.9
                                           ---------  ---------   ---------  ---------
              Gross profit                    2,287      20.9        4,591      25.1
Selling and administrative expenses           2,858      26.1        3,024      16.5
Non-recurring expenses                           89       0.8           22       0.1
                                           ---------  ---------   ---------  ---------
Income (loss) from operations                  (660)     (6.0)       1,545       8.5
Interest expense, net                           887       8.1        1,406       7.7
Other income                                      1       -              5       -
                                           ---------  ---------   ---------  ---------
Net income (loss)                           $(1,546)    (14.1)%    $   144       0.8%
                                           =========  =========   =========  =========


NET SALES. Net sales increased from $10.9 million for the six months ended June 30, 1999 to $18.3 million for the six months ended June 30, 2000, an increase of $7.3 million or 67%. This increase was mainly a result of increased availability that allowed the Company's to receive critical parts from its suppliers. The increase in financing ability has allowed the company to increase sales, improve margins and position itself for growth.

COST OF SALES. Cost of sales increased from $8.7 million for the six months ended June 30, 1999 to $13.7 million for the six months ended June 30, 2000, an increase of $5.0 million or 57.5%. This increase was primarily attributable to the 67% increase in net sales.

GROSS PROFIT. Gross profit increased from $2.3 million or 20.9% of net sales for the six months ended June 30, 1999 to $4.6 million or 25.1% of net sales for the six months ended June 30, 2000, an increase of $2.3 million or 100.0%. This increase was primarily a result of the 67% increase in net sales and improved buying capability.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of wages and commission expense, rent expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses increased from $2.9 million for the six months ended June 30, 1999 to $3.0 million for the six months ended June 30, 2000, an increase of $100,000 or 3.4%. This increase was principally due to an increase in employee compensation as a result of increased commissions.

NON-RECURRING EXPENSES. For the six months ended June 30, 1999 and 2000, the Company incurred $89,000 and $22,000, respectively, of expenses related to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements, class action lawsuits and investigations by a Federal grand jury and the Securities and Exchange Commission. Management expects these expenses to continue to decrease, as the shareholder lawsuit was settled on March 15, 1999. These expenses primarily consist of legal, accounting and consulting fees. See "Part II, Item 1 - Legal Proceedings."

INCOME (LOSS) FROM OPERATIONS. The Company had a loss from operations of $700,000 and income from operations of $1.5 million for the six months ended June 30, 1999 and 2000, respectively. The $800,000 increase in income from operations is due to the increased sales and margins.

INTEREST EXPENSES, NET. Net interest expense increased from $.9 million for the six months ended June 30, 1999 to $1.4 million for the six months ended June 30, 2000. The $500,000 increase in interest expense was due to the increased financing to support the increase in sales.

YEAR 2000 COMPLIANCE

To become fully Year 2000 compliant, the Company successfully implemented a new software system at a cost of approximately $120,000. The Company did not separately track the internal costs incurred for the Y2K project. The Company did not incur any systems problems as a result of the successful implementation of the new systems.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used $.9 million and $6.0 million in the six months ended June 30, 1999 and 2000, respectively. The largest cash uses in the 1999 period were a $.4 million reduction of notes payable for the purchase of inventory, offset by a $.8 million reduction in accounts receivable and a $.3 million increase in accounts payable. For the 2000 period, the largest uses of cash were a $3.7,increase in accounts receivable, a $3.4 million increase in inventory, offset by a $.3 million increase in accounts payable, a $.1 million increase in accrued liabilities and a $.6 million increase in checks not presented for payment.

The 1999 financing activities provided cash of $.9 million, primarily resulting from the $.8 million net increase in line of credit borrowings and a $.1 million increase in borrowings of long term debt. The 2000 financing activities provided $5.9 million of cash due to a net increase in borrowings of $6.6 million, offset by a reduction of long term debt of $.7 million.

As of June 30, 2000, the Company had a working capital deficit of $2.8 million. This was primarily due to the increase in the borrowings on the line of credit resulting from the cash requirements for increases in accounts receivable, reduction of accounts payable with an offset of reduced inventory.

As of December 31, 1999, the Company was in default on certain covenants of its credit facility with GMAC Commercial Credit (GMAC). On April 7, 2000, the financial institution issued the Company a waiver of the covenants that were in default and set new covenants for 2000 with the first measurement date effective for the quarter ended June 30, 2000. As of June 30, 2000, the Company was in default on certain covenants of the credit facility with GMAC. On August 10, 2000, the financial institution issued the Company a waiver for those covenants that were in default.

On February 23, 2000, the Company amended its Credit Facility with GMAC to extend the loan maturity date to December 1, 2010. Additionally, the 126,600 warrants previously issued to GMAC were increased to provide GMAC with warrants equal to 9.9% of the outstanding stock of the Company or approximately 335,362 warrants. The exercise price of the previously issued warrants was reduced from $1.00 to $.25 per share. The additional 208,762 warrants were issued at an exercise price of $.25 per share. The total warrants issued to GMAC expire on February 28, 2010. The fair value of the new warrants and the repriced warrants issued to GMAC, estimated at approximately $500,000, is being amortized to interest expense over the term of the credit facility.

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

The Company's long-term debt consists of the following: (i) term loan of $1,000,000 at June 30, 2000 to GMAC, due in quarterly principal installments of $125,000 with an interest rate of 2.0 percent above the lenders alternate base rate; (ii) note payable of $449,177 at June 30, 2000 to corporations', secured by specific inventory; (iii) note payable of $100,000 at March 31, 2000 to the founder of the Company (iv) capital lease obligations of $25,533 and Promissory Note Payable for $2,000,000.

The Company's credit facility with GMAC is an asset based line of credit secured by account receivable and inventory and is the primary source for the Company to finance its operations and growth. At June 30, 2000 the balance on the credit facility was $22,458,249. Because of the non-recurring costs associated with the re-auditing of the Company's financial statements and the ongoing federal investigations, the Company has used its line of credit to pay these costs. As a result, the Company may need to increase its capital base in order to continue to meet its growth objectives. There can be no assurance that such additional capital will be available on a timely basis or at acceptable terms.

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

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

      3.1     Amended and Restated Certificate of Incorporation of the
              Registrant. (1)
      3.2     Bylaws, as amended, of the Registrant. (1)
      3.3     Amendment to Amended and Restated Certificate of Incorporation
              of the Registrant. (1)
      4.1     Specimen Common Stock Certificate. (1)
      9.1     Voting Trust Agreement, dated November 17, 1997, by and among
              Osamah Bakhit, Aviation Distributors, Inc., and Dirk O.
              Julander, as trustee. (2)
     10.2     1996 Stock Option and Incentive Plan. (1)
     10.3     Aircraft Purchase Agreement, dated August 8, 1995, by and
              between Alia The Royal Jordanian Airlines and Aviation Distributors,
              Inc. (1)
     10.4     Credit and Security Agreement, dated June 25, 1997, by and between Aviation Distributors, Inc. and BNY Financial Corporation.(3)
     10.5     Amendment dated December 15, 1999 between the Company and GMAC
              Commercial Credit LLC to the June 25, 1997 Credit and Security
              Agreement between the company and BNY Financial Corporation, including related Common Stock Purchase Warrant for 335,362 shares dated February 28, 2000 issued to GMAC Commercial Credit LLC.(4)
     10.6     Amended and Restated Employment Agreement, dated as of July 16,
              1996, by and between Osamah S. Bakhit and Aviation Distributors,
              Inc. (1)
     10.7     Employment Agreement, dated as of January 5, 2000 by and between
              William D. King and Aviation Distributors, Inc. (4)
     10.8     Employment Agreement, dated as of July 16, 1996, by and between
              Jeffrey G. Ward and Aviation Distributors, Inc. (1)
     10.9     Amendment to Employment Agreement, dated November 17, 1997, by and between Osamah S. Bakhit and Aviation Distributors, Inc.(3)
    10.10     Lease, dated as of July 9, 1997, by and between Olen Properties
              Corp. and Aviation Distributors, Inc. (3)
    10.11     Amended and Restated Promissory Note from Osamah S. Bakhit to
              Aviation Distributors, Inc., dated as of December 31, 1995. (1)
    10.12     Form of Indemnity Agreement. (1)
    10.13     Promissory Note between Aviation Distributors, Inc. and Osamah S.
              Bakhit, dated December 31, 1996. (1)
    10.16     Employment Agreement dated as of June 1, 1998 by and between Gary L.
              Joslin and Aviation Distributors, Inc. (4)

      (1) Filed with the Company's Registration Statement on Form SB-2 dated March 3, 1997.
      (2) Filed with the Company's Current Report on Form 8-K dated
          August 29, 1997.
      (3) Filed with the Company's Registration Statement on Form 10-KSB dated April 20, 1998.
      (4) Filed with the Company's Form 10-KSB dated April 11, 2000

  (b) Reports on Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date  AUGUST 11, 1999                   AVIATION DISTRIBUTORS, INC.


                                    By: /s/ WILLIAM D. KING
                                        ----------------------------------
                                        William D. King
                                        Chief Executive Officer
                                        Chairman and Director
                                        (Principal Executive Officer)


                                    By: /s/ GARY L. JOSLIN
                                        ---------------------------------
                                        Gary Joslin
                                        Gary L. Joslin
                                        Chief Financial Officer
                                        and Director (Principal
                                        Accounting Officer)