Form 10-Q
period 2000-09-30
AVIATION DISTRIBUTORS INC
filed 2000-11-20
CIK 1018645

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 20, 2000

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

For the quarterly period ended   September 30, 2000
                               -------------------------------------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                           to
                               -------------------------    --------------------

                         Commission file number 0-29028

                           Aviation Distributors, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                      33-0715685
----------------------------------------------------  --------------------------
      (State or Other Jurisdiction of                     (I.R.S. employer
      Incorporation or Organization)                    Identification No.)

      One Capital Drive Lake Forest, California                92630
--------------------------------------------------------------------------------
      (Address of Principal Executive Offices)               (Zip Code)

       Registrant's Telephone Number, Including Area Code     (949) 586-7558

       Indicate by check (X) whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  (X)   NO  ( )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,352,278 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF November 20, 2000.

                           AVIATION DISTRIBUTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                 1999             2000
                                                                ------           ------
                        ASSETS                                                 (UNAUDITED)
CURRENT ASSETS:


      Accounts receivable, net of allowance for
       doubtful accounts of $250,000 at December 31,
       1999 and September 30, 2000 ........................   $  7,548,474    $ 13,280,566
      Other receivables ...................................         44,739          87,554
      Inventories .........................................      9,008,560      12,344,734
      Prepaid expenses ....................................         85,554         249,660
      Deferred tax asset ..................................        101,000         101,000
                                                              ------------    ------------
           Total current assets ...........................     16,788,327      26,063,514
                                                              ------------    ------------
PROPERTY AND EQUIPMENT ....................................      1,016,165       1,096,497
      Less - accumulated depreciation .....................        466,998         611,139
                                                              ------------    ------------
                                                                   549,167         485,358
                                                              ------------    ------------
Note receivable from founder ..............................        408,718         408,718
Debt issue costs ..........................................             --       1,883,332
Other assets ..............................................        131,484         132,760
                                                              ------------    ------------
                                                                   540,202       2,424,810
                                                              ------------    ------------
                                                              $ 17,877,696    $ 28,973,682
                                                              ============    ============
            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Checks issued not yet presented for payment .........   $    256,957    $    606,950
      Accounts payable ....................................      2,587,403       3,528,866
      Accrued liabilities .................................        606,997         905,700
      Lines of credit .....................................     15,677,982      23,600,111
      Current portion of long-term debt ...................        965,388         523,048
      Current portion of capital lease obligations ........          9,828          11,214
                                                              ------------    ------------
           Total current liabilities ......................     20,104,555      29,175,889
                                                              ------------    ------------
Long-term debt, net of current portion ....................        978,304       1,391,804
                                                              ------------    ------------
Capital lease obligations, net of current portion .........         19,427          13,206
                                                              ------------    ------------
Promissory Note Payable ...................................             --       2,000,000
                                                              ------------    ------------
Deferred tax liability ....................................        101,000         101,000
                                                              ------------    ------------
STOCKHOLDERS' DEFICIT:
      Preferred stock, par value of $.01, 3,000,000
       shares authorized; none issued and outstanding .....        --                   --
      Common stock, par value of $.01, 10,000,000
        shares authorized; 3,387,500 and 3,395,278 shares
        issued and 3,344,500 and 3,352,278 outstanding at
        December 31, 1999 and  September 30, 2000 .........         33,875          33,953
      Additional paid in capital ..........................      6,213,749       6,257,424
      Accumulated deficit .................................     (9,499,910)     (9,926,290)
      Treasury stock, 43,000 shares at cost ...............        (73,304)        (73,304)
                                                              ------------    ------------
           Total stockholders' deficit ....................     (3,325,590)     (3,708,217)
                                                              ------------    ------------
                                                              $ 17,877,696    $ 28,973,682
                                                              ============    ============

The accompanying notes are an integral part of these consolidated balance sheets.

                               AVIATION DISTRIBUTORS, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------     -------------------------------
                                                         (UNAUDITED)       (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
                                                            1999              2000               1999              2000
                                                            ----              ----               ----              ----
NET DISTRIBUTED SERVICES AND INVENTORY SALES .........  $  5,396,347    $ 10,112,580         $ 16,335,080     $ 28,384,619
COST OF SALES ........................................     3,873,354       7,432,087           12,524,745       21,112,590
                                                        ------------    ------------         ------------     ------------
       Gross profit ..................................     1,522,993       2,680,493            3,810,335        7,272,029
SELLING AND ADMINISTRATIVE EXPENSES ..................     1,388,356       1,539,965            4,246,607        4,563,865
SETTLEMENT FINE ......................................            --         642,016                   --          642,016
NON RECURRING EXPENSES ...............................        29,735         215,985              118,650          238,361
                                                        ------------    ------------         ------------     ------------
       Income (loss) from operations .................       104,902         282,527             (554,922)       1,827,787
OTHER (EXPENSES) INCOME:
       Interest expense ..............................      (397,188)       (863,639)          (1,334,006)      (2,282,064)
       Interest income ...............................        80,230          10,746              130,093           23,006
       Other income ..................................         6,833              --                8,245            4,891
                                                        ------------    ------------         ------------     ------------
       Income (loss) before provision for
         income taxes ................................      (205,223)       (570,366)          (1,750,590)        (426,380)
 INCOME TAX BENEFIT ..................................       (81,397)             --              (80,597)              --
                                                        ------------    ------------         ------------     ------------

LOSS BEFORE EXTRAORDINARY ITEM .......................      (123,826)       (570,366)          (1,669,993)        (426,380)
                                                        ------------    ------------         ------------     ------------
EXTRAORDINARY ITEM - Gain on restructuring of
       payables, net of applicable income taxes ......       171,538              --              171,538               --
                                                        ============    ============         ============     ============

       NET INCOME (LOSS) .............................  $     47,712    $   (570,366)        $ (1,498,455)    $   (426,380)
                                                        ============    ============         ============     ============

Basic and diluted net income (loss) per share:
       Loss before extraordinary item ................         (0.04)          (0.17)               (0.53)           (0.13)
       Extraordinary item ............................          0.05              --                 0.05               --
                                                        ------------    ------------         ------------     ------------
Net Income (loss) per share ..........................  $       0.01           (0.17)        $      (0.48)    $      (0.13)
                                                        ============    ============         ============     ============
Basic and dilutive weighted average shares
       outstanding ...................................     3,202,000       3,352,278            3,180,000        3,348,360


   The accompanying notes are an integral part of these consolidated statements.

                                  AVIATION DISTRIBUTORS, INC.
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                             COMMON STOCK        TREASURY STOCK
                                         ------------------- ---------------------   ADDITIONAL                       TOTAL
                                          NUMBER               NUMBER                   PAID       ACCUMULATED    STOCKHOLDERS'
                                         OF SHARES   AMOUNT   OF SHARES   AMOUNT     IN CAPITAL      DEFICIT         DEFICIT
                                         ---------  --------  ---------  ---------   -----------   ------------   -------------
Balance at January 1, 1999.............  3,165,000  $ 31,650     43,000  $ (73,304)  $ 5,658,099   $ (7,710,282)  $ (2,093,837)

    Stock issued in
      legal settlement.................     80,000       800          -          -       479,200              -        480,000

    Fair value of stock options issued
    for debt forgiveness...............          -         -          -          -        42,250              -         42,250

    Stock options exercised............    142,500     1,425          -          -        34,200              -         35,625

    Net loss...........................          -         -          -          -             -     (1,789,628)    (1,789,628)
                                         ---------  --------     ------  ---------   -----------   ------------   ------------

Balance at December 31, 1999...........  3,387,500    33,875     43,000    (73,304)    6,213,749     (9,499,910)    (3,325,590)

    Fair value of warrants issued for
    debt in connection with amendment
    of credit facility.................          -         -          -          -       500,000              -        500,000

    Unamortized debt discount contra
    to fair value of warrants..........          -         -          -          -      (470,831)             -       (470,831)

    Stock option exercised.............      7,778        78          -          -        14,506              -         14,584

    Net Loss...........................          -         -          -          -             -       (426,380)      (426,380)
                                         ---------  --------     ------  ---------   -----------   ------------   ------------
Balance at September 30, 2000..........  3,395,278  $ 33,953     43,000  $ (73,304)  $ 6,257,424   $ (9,926,290)  $ (3,708,217)
                                         =========  ========     ======  =========   ===========   ============   ============


   The accompanying notes are an integral part of these consolidated statements.

                                      AVIATION DISTRIBUTORS, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          -------------------------------
                                                                                              1999             2000
                                                                                              ----             ----
                                                                                           (UNAUDITED)      (UNAUDITED)
                                                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..........................................................................   $ (1,498,455)   $   (426,380)
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
        Principal payments on note receivable ..........................................      1,276,750             --
        Principal payments on notes payable
          related to inventory purchases ...............................................     (1,276,750)            --
        Reduction in amount due on notes payable
          related to inventory purchases in exchange for
          reduction in accounts receivable .............................................       (643,788)            --
        Depreciation and amortization ..................................................        157,997         289,980
        Immaculate cashless stock option exercise ......................................             --          14,584
        Changes in assets and liabilities:
             Accounts receivable, net ..................................................       (773,750)     (5,732,092)
             Other receivables .........................................................       (166,566)        (42,815)
             Inventories ...............................................................        601,063      (3,336,174)
             Prepaid expenses ..........................................................        215,962        (164,106)
             Income tax receivable .....................................................        355,984             --
             Other assets ..............................................................         (2,133)         (1,276)
             Checks issued not yet presented for payment ...............................        (40,000)        349,993
             Accounts payable ..........................................................        675,820         941,463
             Accrued liabilities .......................................................         10,148         298,703
                                                                                           ------------    ------------
                    Net cash used in operating activities ..............................     (1,107,718)     (7,808,120)
                                                                                           ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment ...............................................        (74,769)        (80,335)
     Decrease in restricted cash .......................................................          1,145              --
                                                                                           ------------    ------------
                   Net cash used in investing activities ...............................        (73,624)        (80,335)
                                                                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on lines of credit .....................................................     16,152,534      30,257,824
     Principal payments on lines of credit .............................................    (15,077,578)    (22,335,694)
     Borrowings on long-term debt ......................................................        125,000         642,016
     Principal payments of long-term debt ..............................................         (4,794)       (670,856)
     Principal payments of capital lease obligations ...................................        (13,820)         (4,835)
                                                                                           ------------    ------------
                   Net cash provided by financing activities ...........................      1,181,342       7,888,455
                                                                                           ------------    ------------
Net change in cash and cash equivalents ................................................             --              --
Cash and cash equivalents at beginning of period .......................................             --              --
                                                                                           ------------    ------------
Cash and cash equivalents at end of period .............................................   $         --    $         --
                                                                                           ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest .......................................................................   $  1,402,426    $  2,136,225
                                                                                           ============    ============
        Income taxes ...................................................................   $        800    $         --
                                                                                           ============    ============
Noncash financing activities:
     Capitalized loan issue costs, due in the form of a promissory note payable ........   $         --    $  2,000,000
                                                                                           ============    ============
     Warrants issued in connection with the amendment of the Company's credit facility..   $         --    $    500,000
                                                                                           ============    ============


   The accompanying notes are an integral part of these consolidated statements.

                         AVIATION DISTRIBUTORS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations for the three and nine month periods ended September 30, 2000, and 1999, and cash flows for the nine month periods ended September 30, 2000, and 1999. The results of operations and cash flows for the nine month period ended September 30, 2000, are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2000.

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

NOTE 2 - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company sustained a substantial loss from operations in 1999 and through September 30, 2000; has used, rather than provided, cash in its operations; and has deficits in working capital and stockholders' equity at December 31, 1999 and September 30, 2000. Also, as discussed in Note 3, the impact on the Company of certain governmental investigations cannot be determined at this time.

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

Management has taken steps to revise its operations and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence. Ongoing expenses have been reduced by salary reductions, headcount reductions and other cost saving measures have been implemented. The class action lawsuits have been settled. Settlement of remaining legal issues will also allow management to concentrate on managing, improving and expanding the business. In addition, as described in Note 4, the Company has increased its availability under its line of credit and extended the loan maturity date.

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

The Company has entered into a plea agreement with the government that will resolve it's involvement in the ongoing criminal investigation of the Company that has been conducted by the United States Attorney's Office in Los Angeles, California. Under the terms of the plea agreement, the Company will enter a guilty plea to a three count criminal information alleging that the Company conspired to violate Title 15, United States Code, Sections 77q(a) and 77x, and violated Title 15, United States Code, Sections 77x, 78m(b)(2)(A), 78m(b)(5) and 78ff, and Title 17, Code of Federal Regulations,
Section 240.13b2-1 in connection with the preparation of the Company's financial records and the filing of the Company's financial statements during the period through approximately August 1997. As a part of the plea agreement, the Company has agreed to pay a total fine of $750,000, which fine will be payable as follows: $50,000 to be paid at the time of sentencing; $150,000 to be paid on March 31, 2001; $250,000 to be paid on March 31, 2002;
and $300,000 to be paid on March 31, 2003. In addition the Company will be placed on probation until the fine is paid in full or until December 31, 2002, whichever is later.

The plea agreement with the government must still be submitted to the federal court in Los Angeles for approval. The court can either accept or reject the sentence contained in the plea agreement. No date has been scheduled for the court hearing on this matter

The settlement fine has been recorded as $642,016, in the Company's statement of operations as of September 30, 2000 based on the present value of the proposed payments using a 10% interest assumption.

NOTE 4 - DEBT ARRANGEMENTS

On February 23, 2000, the Company amended its Credit Facility with GMAC to extend the loan maturity date to December 1, 2010. Additionally, the 126,600 warrants previously issued to GMAC were increased to provide GMAC with warrants equal to 9.9% of the outstanding stock of the Company or approximately 335,362 warrants. The exercise price of the previously issued warrants was reduced from $1.00 to $.25 per share. The additional 208,762 warrants were issued at an exercise price of $.25 per share. The total warrants issued to GMAC expire on February 28, 2010. The fair value of the new warrants and the repriced warrants issued to GMAC, estimated at $500,000, is being amortized to interest expense over the term of the credit facility. The unamortized discount ($470,831), which was netted against the line of credit in the consolidated balance sheet as of March 31, 2000, included in the Company's first quarter Form 10-QSB has been reclassified as a contra equity account, as presented in the accompanying Consolidated Statement of Stockholders' Deficit.

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

On September 12, 2000 the Company received approval from GMAC for a $10 million working capital line to finance the purchase of inventory related to the servicing of the Company's contracts with major foreign airlines. The Company implemented the use of this line in October, 2000, which is guaranteed by the export-import Bank of the United States, the official export credit agency of the U.S. government, and which carries an interest rate of Prime plus 1%.

At September 30, 2000, the Company was not in compliance with certain of the covenants of its line of credit with GMAC. GMAC has waived the covenant violations for the quarter ended September 30, 2000.

NOTE 5 - EXPORT SALES

For the nine months ended September 30, 1999 and 2000, approximately 50.9% and 66.0%, respectively, of the Company's net sales were export sales. Export sales by region were approximately as follows:

                                                                SEPTEMBER 30,
                                                             -----------------

                                                             1999         2000
                                                             ----         ----
Pacific Rim.  .  .  .  . .  .  .  .  .  .  .  .  .  .  .     14.0%         4.9%
Europe .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     11.6         30.8
Latin/South America.  .  .  .  .  .  .  .  .  .  .  .  .     18.7         20.8
Africa/Middle East .  .  .  .  .  .  .  .  .  .  .  .  .      6.6          9.5
                                                             -----------------
                                                             50.9%        66.0%
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

The following table sets forth certain information relating to the Company's operations for the three months ended September 30, 1999 and 2000 (dollars in thousands):

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                            1999                            2000
                                                    ----------------------       ------------------------
Net sales........................................   $5,396         100.0%%       $10,112          100.0 %
Cost of sales....................................    3,873          71.8           7,432           73.5
                                                    -------       --------       --------        --------

                                  Gross profit...    1,523          28.2           2,680           26.5

Selling and administrative.......................    1,388          25.7           1,539           15.2
Settlement fine..................................        -             -             642            6.8
Non-recurring expenses...........................       30           0.6             216            2.1
                                                    -------       --------       --------        --------

Income (loss) from operations....................      105           1.9             283            2.8
Interest expense, net............................      317           5.9             853            8.4
Other income.....................................        7           0.1               -              -
Provision for income tax (benefit)...............      (81)         (1.5)              -              -
Gain on restructuring payables, net..............      172           3.2               -              -
                                                    -------       --------       --------        --------
Net income (loss)                                      $48           0.8 %        $ (570)          (5.6)%
                                                    =======       ========       ========        ========



NET SALES. Net sales increased from $5.4 million for the three months ended September 30, 1999 to $10.1 million for the three months ended September 30, 2000, an increase of $4.7 million or 87%. This increase was mainly a result of the increase in financing availability that allowed the Company to focus on the business, which resulted in increased sales and the ability of the company to purchase material for its customers. The improved financing availability allowed the Company to obtain sales previously passed over due to a lack of financing.

COST OF SALES. Cost of sales increased from $3.9 million for the three months ended September 30, 1999 to $7.4 million for the three months ended September 30, 2000, an increase of $3.5 million or 90%. This increase was primarily attributable to the 87% increase in net sales.

GROSS PROFIT. Gross profit increased from $1.5 million or 28.2% of net sales for the three months ended September 30, 1999 to $2.7 million or 26.5% of net sales for the three months ended September 30, 2000, an increase of $1.2 million or 80%. This increase was a result of the 87% increase in net sales from the prior period.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of wages and commission expense, rent expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses increased from $1.4 million for the three months ended September 30, 1999 to $1.5 million for the three months ended September 30,

2000, an increase of $100,000 or 7.1%. This increase was principally due to an increase in employee compensation as a result of the increased commission from increased sales.

SETTLEMENT FINE. The Company has entered into a plea agreement with the government which, in part requires a fine of $750,000 payable in installments of; $50,000 at time of sentencing, $150,000 to be paid on March 31, 2001, $250,000 to be paid March 31,2002, and $300,000 to be paid on March 31, 2003.
The present value of these payments, based on a 10% interest assumption has been recorded in the Statement of Operations as of September 30, 2000. See " Part II, Legal Proceedings."

NON-RECURRING EXPENSES. In the third quarter of 1999 and 2000, the Company incurred $30,000 and $216,000, respectively, of expenses related to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements, class action lawsuits and investigations by a Federal grand jury and the Securities and Exchange Commission. Management expects these expenses to decrease, as the legal issues are expected to be resolved. These expenses primarily consist of legal, accounting and consulting fees. See "Part II, Item 1 - Legal Proceedings."

INCOME FROM OPERATIONS. The Company had income from operations of $.1 million for the three months ended September 30, 1999 compared to income from operations of $.9 million, before the settlement fine, and $.3 million after the settlement fine, for the three months ended September 30, 2000. The increase in income from operations is due to the increase in net sales and improved gross profit amount, but reduced by the settlement fine of $642,000.

INTEREST EXPENSES, NET. Net interest expense increased from $317,000 for the three months ended September 30, 1999 to $853,000 for the three months ended September 30, 2000. The $536,000 increase in interest expense was due to increased financing to support the increase in sales.

The following table sets forth certain information relating to the Company's operations for the nine months ended September 30, 1999 and 2000 (dollars in thousands):

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------
                                                                 1999                                 2000
                                                        ------------------------            ------------------------
Net sales...........................................    $16,335          100.0 %            $28,385          100.0 %
Cost of sales.......................................     12,525           76.7               21,113           74.4
                                                        --------        --------            --------        --------

                                     Gross profit...      3,810           23.3                7,272           25.6
Selling and administrative expenses.................      4,247           26.0                4,564           16.1
Settlement fine.....................................          -            -                    642            2.3
Non-recurring expenses..............................        118            0.7                  238            0.8
                                                        --------        --------            --------        --------

Income (loss) from operations.......................       (555)          (3.4)               1,828            6.4
Interest expense, net...............................      1,204            7.4                2,259            8.0
Other income........................................          8            -                      5            -
Income tax(benefit).................................        (81)          (0.5)               -                -
Gain on restructuring of payables...................        172            1.1                -                -
                                                        --------        --------            --------        --------
Net loss............................................    $(1,498)          (9.2)%              $(426)          (1.5)%
                                                        ========        ========            ========        ========


NET SALES. Net sales increased from $16.3 million for the nine months ended September 30, 1999 to $28.4 million for the nine months ended September 30, 2000, an increase of $12.1 million or 74.2%. This increase was mainly a result of increased availability that allowed the Company's to receive critical parts from its suppliers. The increase in financing ability has allowed the company to increase sales, improve margins and position itself for growth.

COST OF SALES. Cost of sales increased from $12.5 million for the nine months ended September 30, 1999 to $21.1 million for the nine months ended September 30, 2000, an increase of $8.6 million or 68.8%. This increase was primarily attributable to the 74.2% increase in net sales.

GROSS PROFIT. Gross profit increased from $3.8 million or 23.3% of net sales for the nine months ended September 30, 1999 to $7.3 million or 25.6% of net sales for the nine months ended September 30, 2000, an increase of $3.5 million or 92.1%. This increase was primarily a result of the 74.2% increase in net sales and improved buying capability.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of wages and commission expense, rent expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses increased from $4.2 million for the nine months ended September 30, 1999 to $4.6 million for the nine months ended September 30, 2000, an increase of $300,000 or 7.1%. This increase was principally due to an increase in employee compensation as a result of increased commissions.

Settlement fine. THE COMPANY HAS ENTERED INTO A PLEA AGREEMENT WITH THE GOVERNMENT WHICH, IN PART REQUIRES A FINE OF $750,000 PAYABLE IN INSTALLMENTS OF; $50,000 AT TIME OF SENTENCING, $150,000 TO BE PAID ON MARCH 31, 2001, $250,000 TO BE PAID MARCH 31,2002, AND $300,000 TO BE PAID ON MARCH 31, 2003.
THE PRESENT VALUE OF THESE PAYMENTS, BASED ON A 10% INTEREST ASSUMPTION HAS BEEN RECORDED IN THE STATEMENT OF OPERATIONS AS OF SEPTEMBER 30, 2000. SEE " PART II, LEGAL PROCEEDINGS."

NON-RECURRING EXPENSES. For the nine months ended September 30, 1999 and 2000, the Company incurred $118,000 and $238,000, respectively, of expenses related to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements, class action lawsuits and investigations by a Federal grand jury and the Securities and Exchange Commission. Management expects these expenses to continue to decrease, as the shareholder lawsuit was settled on March 15, 1999. These expenses primarily consist of legal, accounting and consulting fees. See "Part II, Item 1 - Legal Proceedings."

INCOME (LOSS) FROM OPERATIONS. The Company had a loss from operations of $555,000 and income from operations of $2.5 million, before the settlement fine, and $1.8 million after the settlement fine, for the nine months ended September 30, 1999 and 2000, respectively. The increase in income from operations is due to the increased sales and margins, but reduced by the settlement fine of $642,000.

INTEREST EXPENSES, NET. Net interest expense increased from $1.2 million for the nine months ended September 30, 1999 to $2.3 million for the nine months ended September 30, 2000. The $1.1 million increase in interest expense was due to the increased financing to support the increase in sales.


YEAR 2000 COMPLIANCE

To become fully Year 2000 compliant, the Company successfully implemented a new software system at a cost of approximately $120,000. The Company did not separately track the internal costs incurred for the Y2K project. The Company did not incur any systems problems as a result of the successful implementation of the new systems.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used $1.1 million and $7.6 million in the nine months ended September 30, 1999 and 2000, respectively. The largest cash uses in the 1999 period were the $1.5 million net loss, payments of $1.3 million related to notes payable for inventory purchases, and $600,000 reduction in amount due on notes payable related to inventory purchases in exchange for reduction in accounts receivable and $800,000 reductions in accounts receivable offset by $1.3 million principal payments on notes receivable, $600,000 decrease in inventories and a $700,000 increase of accounts payable. For the 2000 period, the largest uses of cash were a $5.7 million increase in accounts receivable, a $3.3 million increase in inventory, offset by a $.9 million increase in accounts payable, a $.3 million increase in accrued liabilities and a $.3 million increase in checks not presented for payment.

The 1999 financing activities provided cash of $1.2 million, primarily resulting from the $1.1 million net increase in line of credit borrowings and a $.1 million increase in borrowings of long term debt. The 2000 financing activities provided $7.7 million of cash due to a net increase in borrowings of $7.7 million.

As of September 30, 2000, the Company had a working capital deficit of $3.1 million. This was primarily due to the increase in the borrowings on the line of credit resulting from the cash requirements for increases in accounts receivable, reduction of accounts payable with an offset of reduced inventory.

As of December 31, 1999, the Company was in default on certain covenants of its credit facility with GMAC Commercial Credit (GMAC). On April 7, 2000, the financial institution issued the Company a waiver of the covenants that were in default and set new covenants for 2000 with the first measurement date effective for the quarter ended June 30, 2000. As of September 30, 2000, the Company was in default on certain covenants of the credit facility with GMAC. On November 6, 2000, the financial institution issued the Company a waiver for those covenants that were in default.

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

On September 12, 2000 the Company received approval from GMAC for a $10 million working capital line to finance the purchase of inventory related to the servicing of the Company's contracts with major foreign airlines. The Company implemented the use of this line in October, 2000 which is guaranteed by the export-import Bank of the United States the official export credit agency of the U.S. government and which carries an interest rate of Prime plus 1%.

The Company's long-term debt consists of the following: (i) term loan of $1,000,000 at September 30, 2000 to GMAC, due in quarterly principal installments of $125,000 with an interest rate of 2.0 percent above the lenders alternate base rate; (ii) note payable of $500,000 at September 30, 2000 to corporations', secured by specific inventory; (iii) note payable of $100,000 at September 30, 2000 to the founder of the Company (iv) capital lease obligations of $13,207 and Promissory Note Payable for $2,000,000.

The Company's credit facility with GMAC is an asset based line of credit secured by account receivable and inventory and is the primary source for the Company to finance its operations and growth. At September 30, 2000 the balance on the credit facility was $23,100,111. Because of the non-recurring costs associated with the re-auditing of the Company's financial statements and the ongoing federal investigations, the Company has used its line of credit to pay these costs. As a result, the Company may need to increase its capital base in order to continue to meet its growth objectives. There can be no assurance that such additional capital will be available on a timely basis or at acceptable terms.

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

  3.3 Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (1)

  4.1  Specimen Common Stock Certificate. (1)

  9.1 Voting Trust Agreement, dated November 17, 1997, by and among Osamah Bakhit, Aviation Distributors, Inc., and Dirk O. Julander, as trustee. (2)

 10.2 1996 Stock Option and Incentive Plan. (1)

 10.3 Aircraft Purchase Agreement, dated August 8, 1995, by and between Alia The Royal Jordanian Airlines and Aviation Distributors, Inc.. (1)

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

 10.7 Employment Agreement, dated as of January 5, 2000 by and between William D. King and Aviation Distributors, Inc.. (4)

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

27    FDS

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

Date     November 20, 2000                         AVIATION DISTRIBUTORS, INC.
     -------------------------------------------

                                                By: /s/ William D. King
                                                   -----------------------------
                                                   William D. King
                                                   Chief Executive Officer
                                                   Chairman and Director
                                                   (Principal Executive Officer)

                                                By: /s/ Gary L. Joslin
                                                   -----------------------------
                                                   Gary L. Joslin
                                                   Chief Financial Officer
                                                   and Director (Principal
                                                   Accounting Officer)