Form 10KSB40
period 2000-12-31
AVIATION DISTRIBUTORS INC
filed 2001-04-17
CIK 1018645

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-KSB
(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number: 0-29028

                           AVIATION DISTRIBUTORS, INC.
                 (Name of small business issuer in its charter)

             DELAWARE                                     33-0715685
(State or other jurisdiction of              I.R.S. Employer Identification No.)
incorporation or organization)

         ONE CAPITAL DRIVE
      LAKE FOREST, CALIFORNIA                                          92630
(Address of Principal Executive Office)                             (Zip Code)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 586-7558

                     --------------------------------------

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



Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.       Yes X       No
                  ---        ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-KSB.   X
             -----

Revenues of the registrant for the fiscal year ended December 31, 2000 were $37,440,151 .

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 31, 2001 was approximately $15,676,000, based upon the average of the bid and asked prices of the Common Stock, as reported by the Bloomberg Financial Markets.

The number of shares of the Common Stock of the registrant outstanding as of March 31, 2001 was 3,389,487.

          Transitional Small Business Disclosure Format (check one):

                Yes                        No         X
                   ---------------           ------------------


Documents incorporated by reference:

Items 10, 11, 12 and 13 of Part III are incorporated by reference from a portion of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Stockholders and are incorporated by reference into Part III hereof.

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

ITEM 1.      DESCRIPTION OF BUSINESS

INTRODUCTION

The Company is a leader in providing parts procurement services to major commercial airlines worldwide. The procurement cycle the Company utilizes in providing its supply chain management capabilities to its customers is as follows: 1) the Company, as an approved vendor, receives a request for quotation for a rotable or non-rotable aircraft part from a customer; 2) a search is initiated for the part to determine availability and price; 3) a price and availability quotation is prepared for the customer and 4) upon receipt of the customer's purchase order, the product is obtained from the previously identified source. Product sources include Company inventory, original equipment manufacturers ("OEMs"), other redistributors, overhaulers, and airlines. Aircraft parts offered by the Company include those manufactured by Airbus, Boeing (including McDonnell Douglas), General Electric, Lockheed, Pratt & Whitney and Rolls Royce. In addition, the Company sometimes engages in consignment and marketing agreements with major commercial airlines, distributors and OEMs, which allows the Company to offer a wide range of parts for sale without certain risks and financing costs associated with owned inventory.

The Company's sales increased from $23.4 million in 1999 to $37.4 million in 2000 as a result of increased financing ability. The Company's sales increased from $21.3 million in 1995, to $23.9 million in 1996 and $39.0 million in 1997. Due to financing restrictions, 1998 and 1999 sales decreased to $28.4 million and $23.4 million, respectively.

INDUSTRY OVERVIEW AND TRENDS

The demands customers require of their approved vendors create industry entry barriers. The Company's customers' demand: 1) CERTIFICATION AND TRACEABILITY. The Company is NADCAP, ASA, and ISO 9002 certified and employs four, FAA licensed personnel. 2) COMPETITIVE PRICING AND REFERENCES. The Company provides unparalleled product inspection and source documentation to commercial airlines around the world. 3) TIMELY DELIVERY AND FINANCING. The Company provides competitive payment terms and meets the customer delivery requirements, whether for Aircraft On the Ground (AOG) or planned FAA mandated cycle maintenance and aircraft provisioning.

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

CUSTOMER SERVICE. The Company believes the demand for its procurement services will continue to expand. Revenue passenger miles and new aircraft orders will increase and existing aircraft will be kept in service longer which will increase the demand for parts. Commercial airlines, the Company's customers, will continue to focus on reducing operating costs, parts inventory levels and the number of outside vendors whose services they utilize, which will result in airlines outsourcing more procurement services. Original Equipment Manufacturers "OEMs" parts are expensive, particularly versus aftermarket and overhauled parts. An increasingly higher percentage of airlines' parts requirements are being procured in the aftermarket. The emphasis by the customer on safety, quality of traceability and service has never been greater and is ever increasing, and this limits market participation to qualified vendors like the Company.

EMPHASIS ON QUALITY. The Company continues to emphasize its reputation for quality, including its track record of consistently meeting and exceeding FAA regulations by maintaining and, if necessary, introducing safeguards to ensure the quality of its aircraft parts. In addition, in October 1996 the Company became a full distributor under the National Aerospace and Defense Contractors Accreditation Program of the Performance Review Institute. Such safeguards include employing three FAA-licensed Airframe and Powerplant Inspectors and contracting with three FAA-licensed Designated Airworthiness Representatives and an outside quality assurance consultant. Each of these specialists verifies the airworthiness of aircraft parts bought and sold by the Company. The Company hired a Quality Consultant in 2000 to provide an additional perspective and ongoing plan of continuous improvement to the Company systems, policies and procedures.

In March 1998, the Company attained its ISO 9002 Certification. The Company has since undergone six surveillance audits, which resulted in the retention of the certification. The Company is among a select group in its industry to have achieved this status, which is a well-recognized symbol of quality operating standards.

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

GLOBAL EXPANSION. The Company's goal is to service customers domestically and worldwide and to become a major aircraft parts supplier for the fastest-growing markets. For the year ended December 31, 2000, 61.8% of the Company's sales were to international customers. The Company plans to continue to take advantage of the growing international market through the use of its multilingual sales staff and by maintaining existing relationships and establishing new relationships in the following regions: Pacific Rim/Far East/South Pacific, Europe, Latin/South America, Middle East/Africa and North America.

PRODUCTS AND SERVICES

GENERAL. The Company is in the business of selling a broad range of aircraft parts from its owned inventory, on behalf of airlines and manufacturers pursuant to consignment and marketing agreements, and from inventory owned by outside parties and located by the Company at the time of receiving a customer order (outside sourcing). For the year ended December 31, 2000, sales from Company-owned inventory and outside sourcing represented approximately 9.3% and 90.7%, respectively, of the Company's net sales.

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

The Company's owned inventory at December 31, 2000 is stored in the Company's California warehouse. Any party who has entered into a marketing agreement with the Company owns and is responsible for storing the inventory to which the Company has access pursuant to such marketing agreement. The Company ships all inventory to customers via national or international courier services. If an aircraft part sought by a customer exists in the Company's owned inventory, inventory on consignment, or inventory available through exclusive marketing agreements (together, the "Accessible Inventory"), such part is generally shipped to the customer the day the order is placed. The turn-around time is generally up to one week from the time the order is placed if the Company has to acquire a part from an outside party.

CLIENT SERVICES. Client services are conducted through the Company's California-based multilingual direct sales force, whose primary responsibility is to sell aircraft parts and manage customers. Sales personnel travel extensively to develop strong personal relationships with the Company's customers, improve communications and remain current on regional market data. Salespeople are assigned to specific airlines and are supported by a group of regional agents, who assist in countries where local representation is critical to purchase order processing and timely payment.

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

The Company has had consignment and marketing agreements with airlines and OEMs. No single consignment or marketing agreement has been material to the Company's business in the aggregate. Although the Company had no marketing or consignment agreements at December 31, 2000, the Company is considering potential future consignment and marketing agreements.

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

SYSTEMS

Due to concerns regarding unapproved aircraft parts, regulatory authorities have increased the level of documentation required for aircraft parts. End users have in turn, extended this requirement to the suppliers of the parts. The sophistication required to track the history of an inventory consisting of thousands of aircraft parts is considerable and has required aircraft parts suppliers to invest significantly in information systems technology. The high cost of increased technology has made entry into and survival in the aircraft parts supply market increasingly difficult and expensive. However, the Company has previously invested in systems technology and continues to maintain and improve its information systems to allow it to effectively compete in the aircraft parts supply market.

The most commonly used database available in the aircraft part supply industry is ILS. ILS is an inventory locating service that assists in searching for and locating aircraft parts. Once a potential purchaser locates a part owned by the Company or available through the Company's Accessible Inventory, the purchaser contacts the Company to confirm price, condition and availability information. As of December 31, 2000, the Company listed approximately 225,000 items on ILS. Additionally, ILS is one of the tools used by the Company to locate aircraft parts that are not in the Company's Accessible Inventory.

The Company implemented a new software package during 1999. This new system is an integrated accounting and business management software package. It will create requests for quote sheets, quotations, sales orders, purchase orders, repair orders and invoices. This database has provided improved part number databases, inventory controls and additional linkage between accounting and sales.

COMPETITION

The aircraft parts supply industry is highly competitive. The Company encounters substantial competition from (i) direct competitors, such as The Ages Group, The Memphis Group, AAR Corp. and Kellstrom Industries, and (ii) indirect competitors, such as OEMs, which include aircraft manufacturers such as Boeing (including McDonnell Douglas), and Airbus as well as component manufacturers such as Bendix, Menasco and Goodrich. Generally, competition is based on availability of product, reputation, customer service, price and lead-time. Although many of the Company's competitors have access to substantially greater financial and other resources than the Company, the Company believes that by focusing on service, product integrity and the cultivation of relationships with customers worldwide, it is well equipped to compete effectively in its industry.

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

EMPLOYEES

As of March 15, 2001, the Company had 47 full-time and two part-time employees in the United States. As of such date, the Company also has agents in Brazil, Chile, India, Israel, Pakistan, Indonesia, South Africa and Turkey. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2.      DESCRIPTION OF PROPERTY

In February 1998, the Company leased a 36,079 square foot facility at One Capital Drive, Lake Forest, California 92630 as its principal executive offices and primary warehouse for $29,500 per month, with annual increases. As of March 31, 2001 the rent was $33,345 per month. The facility has approximately 14,293 square feet allocated to office space and 21,786 square feet of warehouse. The lease expires January 31, 2005, with an option to extend the term of the lease for one five-year period at the then market rate for the equivalent space. The Company believes that its facility is adequately covered by insurance.

ITEM 3.      LEGAL PROCEEDINGS

In October 1997, the Company, its founder, its directors, certain of its officers, a former officer and director, its former auditor and its underwriter were named in three civil suits filed as class actions on behalf of individuals claiming to have purchased the Company's Common Stock during the period from March 1997 to September 1997, and seeking damages for violation of federal securities laws. The federal court approved the settlement of these three suits in March 1999. In connection with the settlement, the Company incurred a total expense of $620,000 in 1999, of which $140,000 was paid in cash and $480,000 was the value of 80,000 shares of Common Stock issued to the plaintiffs at the time of the settlement.

In May 2000, in connection with an investigation by the Securities and Exchange Commission (the "SEC") of alleged violations of federal securities laws by the Company, the Company consented to the entry of a federal court injunction enjoining the Company from future violations of the federal securities laws. The Company did not admit or deny any allegations made by the SEC in the investigation.

In October 2000, the Company entered into a plea agreement with the U.S. Attorney's Office in Los Angeles, California under which the Company entered a guilty plea to a three-count criminal information alleging that the Company conspired to violate Title 15, United States Code, Sections 77q(a) and 77x, and violated Title 15, United States Code, Sections 77x, 78m(b)(2)(A), 78m(b)(5) and 78ff, and Title 17, Code of Federal Regulations, Section 240. 13b2-1 in connection with the preparation of the Company's financial records and the filing of the Company's financial statements during the period through approximately August 1997. As a part of the plea agreement, the Company agreed to pay a total fine of $750,000 payable $50,000 at the time of sentencing (which occurred in November 2000), $150,000 on March 31, 2001, $250,000 on March 31, 2002, and $300,000 on March 31, 2003. In addition the
Company was placed on probation until the fine is paid in full or until December 31, 2002 whichever is later. The settlement fine has been recorded as $642,016, in the Company's statement of operations in 2000 based on the present value on that date of the proposed payments (using a 10% interest assumption).

The U.S. Attorney's Office in Los Angeles has indicted the Company's founder, Osamah S. Bakhit, and Mr. Bakhit's trial is pending. Any judgment against Mr. Bakhit may have a material adverse effect on the Company's business.

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

None.   ANNUAL SHAREHOLDER MEETING 2000

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

The following table sets forth, for the period from January 20, 1998 through March 31, 2001, the high and low sales prices for the common stock, as reported on the Nasdaq Over-The-Counter Bulletin Board. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.


COMMON STOCK PRICE                HIGH             LOW
------------------                ----             ----
       1998
    1st Quarter                   7                3
    2nd Quarter                   6 1/4             .95
    3rd Quarter                   2 1/8            5/16
    4th Quarter                   1 7/16           3/16

       1999
    1st Quarter                   1 1/4            9/32
    2nd Quarter                   1 3/16          11/32
    3rd Quarter                     9/16           1/4
    4th Quarter                   2 1/16           3/16


       2000
     1st Quarter                  2 11/16         31/32
     2nd Quarter                  1  9/16          9/16
     3rd Quarter                   2 1/2           7/8
     4th Quarter                   2 3/4         1 3/16

       2001

     1st Quarter                   4 3/4         2 7/16

The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will be retained for use in its business. As of March 31, 2000, the approximate number of record holders of the Company's Common Stock was 32, however, the Company believes the number of beneficial owners is approximately 250 persons.

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

GENERAL

The Company is a leader in providing parts procurement services to commercial airlines around the world. The Company's net revenues have increased from $23.4 million for the year ended December 31, 1999, to $37.4 million for the year ended December 31, 2000. The increase in revenues is primarily the result of the Company's internal growth and expansion of market share.

The procurement cycle the company utilizes in providing its supply chain management capabilities to its customers is as follows: 1). As an approved vendor, the Company receives a request for quotation for a rotable or non-rotable aircraft part from a customer; 2). The Company initiates a search for the part to determine availability and price; 3). The Company prepares a price and availability quotation for the customer; 4). Upon receipt of the customer's purchase order, the Company procures the product from the previously identified product source. Product sources include company inventory. Original Equipment Manufacturers (OEMs), other redistributors, overhaulers, and airlines.

The demands of customers from their approved vendors create industry entry barriers. The Company's customers demand: 1). Certification and traceability; the Company is NADCAP, ASA and ISO 9002 certified and employs four (4) FAA licensed personnel; 2). Competitive pricing and references; the Company provides unparalleled product inspection and source documentation for the world's major airlines; 3). Timely delivery and financing; the company addresses and meets the customer delivery requirements, e.g., parts for an aircraft on the ground, FAA mandated cycle maintenance and aircraft provisioning, and provides competitive payment terms.

In addition to the above, the Company believes the demand for its procurement services will continue to expand. Revenue passenger miles and new aircraft orders will increase and existing aircraft will be kept in service longer which will increase the demand for parts. Commercial airlines, the Company's customers, will continue to focus on reducing operating costs, parts inventory levels and the number of outside vendors whose services they utilize, which will result in airlines outsourcing more procurement services. OEMs' parts are expensive, particularly versus after-market and overhauled parts; and an increasingly higher percentage of airlines' parts requirements are being procured in the after-market. Last, the emphasis by the customer on safety, quality of traceability and service has never been greater and is ever increasing, which limits market participation to qualified vendors like the Company.

RECENT DEVELOPMENTS IN THE COMPANY'S MARKET ENVIRONMENT

Economic and other factors that are affecting both the airline industry and competitors, obviously, have not negatively impacted the Company's business. To the contrary, during an airline industry downturn, customers tend to outsource the procurement of required aircraft parts which has positively impacted the revenue growth of the Company. Pricing of the parts the Company needs for its business is affected to a degree by the overall economic condition of the airline industry, which has historically been volatile. The demand for after-market aircraft and engine parts is driven primarily by flying hours or cycles. These parts must be serviced or replaced at scheduled intervals. As a result, the demand for after-market parts, in part, is a function of the volume of worldwide air traffic.

The Company was established in October 1988, incorporated in California in February 1992 and reincorporated in Delaware in July 1996.

The Company's sales have increased from $23.4 million in 1999 to $37.4 million in 2000 as a result of the improved financing ability. Management believes the Company's revenues will increase in 2001 due to improved financing capabilities. In years prior to 1998, the Company's sales had increased from $21.3 million in 1995, to $23.9 million in 1996 and $39.0 million in 1997.

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

RESULTS OF OPERATIONS

The following table sets forth certain information relating to the Company's operations for the years ended December 31, 1999 and 2000 (dollars in thousands):

                                                                   1999                       2000
                                                        ------------------------   ------------------------
Net inventory sales                                       $ 23,361     100.0%        $ 37,440    100.0%
Cost of sales                                               17,607      75.4           28,726     76.7%
                                                        ----------- ------------   ----------- ------------

      Gross profit                                           5,754      24.6            8,714     23.3%
Selling and administrative expenses                          6,003      25.7            7,107     19.0%
Non recurring expenses                                         156       0.7              245      0.7%
Settlement Fine                                                 -         -               642      1.7%
                                                        ---------------------------------------------------

      Income( Loss) from operations                           (405)     (1.7)             720      1.9%
Interest expense, net                                       (1,716)     (7.3)          (3,177)    (8.5%)
Other income                                                     6       0.0                5      0.0%
Benefit for income taxes                                        83       0.4              -        0.0%
Extraordinary gain - payable restructuring                     242       1.0              -        0.0%
                                                        ----------- ------------   ----------- ------------
      Net loss                                             $(1,790)     (7.7)%        $(2,452)    (6.5%)
                                                        =========== ============   =========== ============



NET INVENTORY SALES. Net inventory sales represents sales of aircraft parts purchased at the time of sale through outside parties (outside sourcing) and sales of the Company's owned inventory. Net inventory sales increased from $23.4 million for the year ended December 31, 1999 to $37.4 million for the year ended December 31, 2000, a increase of $14.1 million or 60.3%. This increase was a result of financing capabilities being increased in 2000.

The sales by region data presented below should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included elsewhere in this document. The following data consists of sales by region for the years ended December 31, 1999 and 2000:

                              1999           2000
                          ------------- -----------------
Pacific Rim                   10.9 %          4.9 %
Europe                        11.4           30.1
Latin/South America           18.2           18.5
Africa/Middle East             7.8            8.3
                          ------------- -----------------

                              48.3 %         61.8 %
                          ============= =================


The Company's sales to international customers for the year ended December 31, 2000, increased as a result of increased sales to a major international customer.

COST OF SALES. Cost of sales increased from $17.6 million for the year ended December 31, 1999 to $28.7 million for the year ended December 31, 2000, an increase of $11.1 million or 63.1%. This increase was primarily the result of the 60.3% increase in net sales. As a percentage of net sales, cost of sales increased from 75.4% in 1999 to 76.7% in 2000 due to the large increase in brokered sales which generally are lower margin than sales of owned inventory.

GROSS PROFIT. Gross profit of $5.7 million, or 24.6% of net sales for the year ended December 31, 1999 compares to $8.7 million or 23.3% of net sales for the year ended December 31, 2000. The increase in gross margin dollars of $3.0 million is mainly a result of the increase in sales in 2000. The margin percent of sales decreased from 24.6% in 1999 to 23.3% in 2000, due to increased sales of brokered orders.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of compensation, commission expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses increased from $6.0 million for the year ended December 31, 1999 to $7.1 million for the year ended December 31, 2000, an increase of $1.1 million or 18.4%. This increase was principally due to commission and wage increases resulting from the increase in sales and margin for 2000.

NONRECURRING EXPENSES. The Company incurred $156,000 and $245,000 during 1999 and 2000, respectively, of expenses related to its investigation of allegations concerning its previously issued financial statements, restatement of those financial statements, class action lawsuits and investigations by a Federal grand jury and the Securities and Exchange Commission. See "Item 3 - Legal Proceedings". These expenses primarily consist of legal, accounting and consulting fees.

INCOME/LOSS FROM OPERATIONS. The Company incurred a loss of $405,000 from operations for the year ended December 31, 1999, compared to income from operations of $720,000 in 2000. Loss from operations for the 1999 period, excluding the non-recurring expenses, would have been $249,000. The income from operations for 2000, excluding the non-recurring expenses and the legal settlement fine, would have been $1.6 million. The increase in operating income is due to a 60.3% increase in net sales, and a 51.4% increase in margin dollars, offset by the 18.4% increase in selling and administrative expenses.

INTEREST EXPENSES, NET. Net interest expense increased from $1.7 million, or 7.3% of net sales for the year ended December 31, 1999 to $3.2 million, or 8.5% of net sales for the year ended December 31, 2000. The increase in interest expense was due to the increase in borrowings under the Company's line of credit during the 2000 period to support the growth in sales.

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

LIQUIDITY AND CAPITAL RESOURCES

In 1999 the Company's operating activities used $3.9 million, comprised primarily of the $1.8 million net loss, net reductions of $1.1 million in inventory purchase notes payable and by a $2.8 million net increase in accounts and notes receivable offset by collections of a note receivable of $1.3 million and collection of income tax refunds of $.4 million.

In 2000, the Company's operating activities used $3.1 million which was comprised mainly of the $2.5 million net loss, an increase in accounts receivable of $3.1 million, and an increase in prepaid assets of $.2 million, reduced by increases in, checks not presented, accounts payable and accrued liabilities of $1.4 million and non cash expenses of $1.1 million.

In 1999, investing activities used net cash of $107,000, comprised primarily of a new system implementation. In 2000, investing activity consisted primarily of capital expenditures of $115,000.

Financing activities provided cash of $3.9 million in 1999 and $3.2 million in 2000. Net increases in line of credit borrowings were $2.9 million and $4.4 million in 1999 and 2000, respectively.

At December 31, 2000, the Company's Credit Facility provided for working capital loans of up to the lesser of $26,800,000 (facility amount) or the advance rate against qualified accounts receivable and inventory. Interest is at the GMAC Commercial Credit LLC, Alternate Base Rate (9.5 percent at December 31, 2000) plus one percent. The borrowing rate is subject to a premium of 0.5% per annum when the facility is over advanced and a premium of 2.0% per annum when the Company is out of covenant compliance. The terms of the credit agreement provide for a facility non-use fee of 0.5% per annum of the difference between the facility amount and the average monthly balance. GMAC has a fully perfected security interest against all assets of the Company, except restricted cash, in addition to a personal guarantee from the Company's founder and secured by 1,000,000 shares of common stock pledged by the Company's founder. The Credit Facility matures on June 24, 2010. The credit facility has general financial covenants related to the Company's financial condition. At December 31, 2000, the Company was not in compliance with certain covenants. The Company has received a waiver for the non-compliance that sets forth, revised tangible net worth, operating ratios, capital expenditure and working capital requirements for 2001.

The Credit Facility provides for the repayment of all debt and/or termination of the Credit Facility (i) in the event the Company voluntarily files under the federal bankruptcy laws or fails to dismiss, within 30 days, any petition filed against it in any involuntary case under such bankruptcy laws, (ii) if the lender believes the prospect of payment or performance of the indebtedness is impaired, or (iii) upon a change of control. The $26.8 million Credit Facility has certain financial covenants that require the Company to meet the following: a tangible net deficit of no more than $7.5 million at March 31, 2001, $7.4 million at June 30, 2001, $7.3 million at September 30, 2001, and $ 7.4 million at December 31, 2001. An EBITDA to cash interest ratio of .86 to 1 at March 31, 2001, .89 to 1 at June 30, 2001, .91 to 1 at September 30,2001, and .87 to 1 at December 31, 2001. Capital expenditure limitation of no more than $250,000. A working capital deficit of no more than $7.0 million at March 31, 2001, $7.0 million at June 30, 2001, $6.9 million at September 30, 2001, and $7.0 million at December 31, 2001.

On February 23, 2000 the Company amended its Credit Facility with GMAC to extend the loan maturity date to June 24, 2010. In conjunction with this amendment, GMAC was issued 208,762 warrants. These warrants and 126,600 warrants issued to GMAC in 1998 gave GMAC warrants equal to 9.9% of the outstanding stock of the Company or 335,362 warrants. The exercise price of the warrants is $0.25 per share and the warrants expire on February 28, 2010. The fair value of the total warrants issued to GMAC was determined to be $818,283 and such warrants are being amortized to interest expense over a ten year amortization period beginning in 2000. Interest expense relating to the warrants was $68,190 for the year ended December 31, 2000.

As a condition for the extension of the credit facility; the Company entered into a $2,000,000 promissory note, due in a balloon payment on the earlier of February 1, 2010, or if the Company's stock reaches a $6 per share value over ten consecutive days, or the occurrence of one of several events, none of which have occurred. The $2,000,000 has been reflected as debt issuance costs in the accompanying Consolidated balance sheet and is being amortized to interest expense over the term of the promissory note. The note bears interest at GMAC's Alternate Base Rate and interest is payable semi-annually.

On September 12, 2000 the Company received approval from GMAC for a $10 million working capital line to finance the purchase of inventory related to the servicing of the Company's contracts with major foreign airlines. The Company implemented the use of this line in October, 2000, which is guaranteed by the export -import credit agency of the U.S. Government, and which carries an interest rate of prime plus 1%. The working capital line is used in conjunction with the Company's $26.8 million Credit Facility.

The Company's long-term debt at December 31, 2000, consists of the following:
(i) note payable of $875,000 to GMAC, interest due monthly beginning January 2000, principal due in quarterly installments of $125,000 beginning December 2000, with an interest rate equal to 2% above the GMAC Alternate Base Rate
(ii) promissory note payable of $2,000,000 to GMAC due February 1, 2010, interest due semi-annually at GMAC's Alternate Base Rate (iii) note payable to a related party of $100,000 at an interest rate of 6.0%; (iv) Note payable to vendor for $300,000, secured and due in 2001, (v) Note payable to U.S. District Court for $590,816 payable in increasing annual payments, and (vi) other notes payable for $18,236.

ITEM 7.      FINANCIAL STATEMENTS

The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 13.

                           AVIATION DISTRIBUTORS, INC.

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants..........................................    F-2
Consolidated Balance Sheets as of December 31, 1999 and 2000................................    F-3
Consolidated Statements of Operations for the Years ended December 31, 1999 and 2000........    F-4
Consolidated Statements of Stockholders' Deficit
   for the years ended December 31, 1999 and 2000...........................................    F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 2000........    F-6
Notes to Consolidated Financial Statements..................................................    F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Aviation Distributors, Inc.

We have audited the accompanying consolidated balance sheets of Aviation Distributors, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviation Distributors, Inc. as of December 31, 1999 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,452,188 for the year ended December 31, 2000, and, as of that date, the Company's current liabilities exceeded its current assets by $5,709,051 and its total liabilities exceeded its total assets by $5,695,004. These factors, among others, as discussed in
Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Irvine, California
April 13, 2001

                                AVIATION DISTRIBUTORS, INC.
                                CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                                  ----------------------------
                                          ASSETS                                      1999            2000
                                                                                  ------------    ------------
CURRENT ASSETS:
      Accounts receivable, net of allowance for
       doubtful accounts of $250,000 and $484,995
       at December 31, 1999 and 2000, respectively ............................   $  7,548,474    $ 10,663,927
      Other receivables .......................................................         44,739          33,212
      Inventories, net.........................................................      9,008,560      12,910,520
      Prepaid expenses ........................................................         85,554         192,023
      Deferred tax asset ......................................................        101,000          10,616
                                                                                  ------------    ------------
           Total current assets ...............................................     16,788,327      23,810,298
                                                                                  ------------    ------------
PROPERTY AND EQUIPMENT ........................................................      1,016,165       1,131,228
      Less - accumulated depreciation .........................................        466,998         658,851
                                                                                  ------------    ------------
                                                                                       549,167         472,377
                                                                                  ------------    ------------
Notes receivable from founder .................................................        408,718         408,718
Debt issuance costs ...........................................................             --       2,033,330
Other assets ..................................................................        131,484          43,730
                                                                                  ------------    ------------
                                                                                       540,202       2,485,778
                                                                                  ------------    ------------
                                                                                  $ 17,877,696    $ 26,768,453
                                                                                  ============    ============
                           LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Checks issued not yet presented for payment .............................   $    256,957    $    420,393
      Accounts payable ........................................................      2,587,403       3,507,692
      Accrued liabilities .....................................................        606,997         928,650
      Line of credit ..........................................................     15,677,982      23,692,099
      Current portion of long-term debt .......................................        965,388         959,301
      Current portion of capital lease obligations ............................          9,828          11,214
                                                                                  ------------    ------------
           Total current liabilities ..........................................     20,104,555      29,519,349
                                                                                  ------------    ------------
Long-term debt, net of current portion ........................................        978,304       2,922,925
                                                                                  ------------    ------------
Capital lease obligations, net of current portion .............................         19,427          10,567
                                                                                  ------------    ------------
Deferred tax liability ........................................................        101,000          10,616
                                                                                  ------------    ------------
STOCKHOLDERS' DEFICIT:
      Preferred stock, par value of $.01, 3,000,000
       shares authorized; none issued and outstanding .........................             --              --
      Common stock, par value of $.01, 10,000,000
       shares authorized; 3,165,000 and 3,387,500 shares
       issued; 3,387,500 and 3,432,487 shares outstanding
       at December 31, 1999 and 2000, respectively ............................         33,875          34,325
      Additional paid in capital ..............................................      6,213,749       7,046,166
      Unamortized debt discount ...............................................             --        (750,093)
      Accumulated deficit .....................................................     (9,499,910)    (11,952,098)
      Treasury stock, 43,000 shares at cost ...................................        (73,304)        (73,304)
                                                                                  ------------    ------------
           Total stockholders' deficit ........................................     (3,325,590)     (5,695,004)
                                                                                  ------------    ------------
                                                                                  $ 17,877,696    $ 26,768,453
                                                                                  ============    ============

  The accompanying notes are an integral part of these consolidated statements.

                           AVIATION DISTRIBUTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEAR ENDED DECEMBER 31,
                                                                            ----------------------------
                                                                               1999              2000
                                                                               ----              ----
NET DISTRIBUTED SERVICES AND INVENTORY SALES ............................   $ 23,361,146    $ 37,440,151

COST OF SALES ...........................................................     17,606,921      28,725,851
                                                                            ------------    ------------

       Gross profit .....................................................      5,754,225       8,714,300
SELLING AND ADMINISTRATIVE EXPENSES .....................................      6,002,925       7,107,290
NON-RECURRING EXPENSES...................................................        155,996         244,530
SETTLEMENT FINE .........................................................             --         642,016
                                                                            ------------    ------------
       Earnings (Loss)from operations ...................................       (404,696)        720,464
OTHER (EXPENSE) INCOME:
       Interest expense .................................................     (1,850,661)     (3,219,947)
       Interest income ..................................................        133,866          42,398
       Other income(expense) ............................................         (6,526)          4,897
                                                                            ------------    ------------
       Loss before provision
        for income taxes ................................................     (2,114,965)     (2,452,188)
PROVISION (BENEFIT) FOR INCOME TAXES ....................................        (82,877)             --
                                                                            ------------    ------------

NET LOSS BEFORE EXTRAORDINARY ITEM ......................................     (2,032,088)     (2,452,188)

EXTRAORDINARY ITEM - Gain on debt forgiveness ...........................        242,460              --
                                                                            ------------    ------------
       NET LOSS .........................................................   $ (1,789,628)   $ (2,452,188)
                                                                            ============    ============
Basic and diluted loss per share:
       Loss before extraordinary item ...................................   $      (0.64)   $      (0.73)
       Extraordinary item ...............................................           0.08              --
                                                                            ------------    ------------
       Net loss .........................................................   $      (0.56)   $      (0.73)
                                                                            ============    ============
Weighted average number of shares outstanding,
       basic and diluted ................................................      3,221,000       3,349,527
                                                                            ============    ============



  The accompanying notes are an integral part of these consolidated statements.

                         AVIATION DISTRIBUTORS, INC.


               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                       YEARS ENDED DECEMBER 31, 1999 AND 2000
                                    ------------------------------------------------------------------------
                                              COMMON STOCK                  TREASURY STOCK
                                       ------------------------      ------------------------   ADDITIONAL
                                         NUMBER                       NUMBER                      PAID
                                       OF SHARES       AMOUNT        OF SHARES      AMOUNT      IN CAPITAL
                                    ------------   ------------   ------------   ------------    ------------
Balance at January 1, 1999 ......      3,165,000   $     31,650         43,000   $    (73,304)   $  5,658,099

    Stock issued in
      legal settlement ..........         80,000            800             --             --         479,200

    Fair value of stock
      options issued for debt
      forgiveness ...............             --             --             --             --          42,250

    Stock options exercised .....        142,500          1,425             --             --          34,200

    Net loss ....................             --             --             --             --              --
                                    ------------   ------------   ------------    ------------   ------------

Balance at December 31, 1999 ....      3,387,500         33,875         43,000        (73,304)      6,213,749

    Fair value of warrants issued
       for debt amendment .......             --             --             --             --         818,283

    Stock options exercised .....         44,987            450             --             --          14,134

    Net loss ....................             --             --             --              --             --
                                    ------------   ------------   ------------   ------------    ------------

Balance at December 31, 2000 ....      3,432,487   $     34,325         43,000   $    (73,304)    $ 7,046,166
                                    ============   ============    ============   ============    ============



                                      UNAMORTIZED                         TOTAL
                                         DEBT       ACCUMULATED       STOCKHOLDERS'
                                        DISCOUNT       DEFICIT           DEFICIT
                                      ------------    ------------    ------------
Balance at January 1, 1999 ......    $         --    $ (7,710,282)   $ (2,093,837)

    Stock issued in
      legal settlement ..........              --              --         480,000

    Fair value of stock
      options issued for debt
      forgiveness ...............              --              --          42,250

    Stock options exercised .....              --              --          35,625

    Net loss ....................              --      (1,789,628)     (1,789,628)
                                      ------------    ------------     -----------

Balance at December 31, 1999 ....              --      (9,499,910)     (3,325,590)

    Fair value of warrants issued
       for debt amendment .......        (750,093)             --          68,190

    Stock options exercised .....              --              --          14,584

    Net loss ....................              --      (2,452,188)     (2,452,188)
                                      ------------    ------------    ------------

Balance at December 31, 2000 ....    $   (750,093)   $(11,952,098)   $ (5,695,004)
                                       ============    ============    ============



The accompanying notes are an integral part of these consolidated statements.

                                 AVIATION DISTRIBUTORS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      YEAR ENDED DECEMBER 31,
                                                                                                  ----------------------------
                                                                                                      1999             2000
                                                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .................................................................................    $ (1,789,628)    $ (2,452,188)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Settlement Fine .......................................................................              --          642,016
      Principal payments on note receivable .................................................       1,276,750               --
      Borrowings on notes payable related to inventory purchases ............................       1,000,000               --
      Principal payments on notes payable
        related to inventory purchases ......................................................      (1,443,417)              --
      Reduction in amount due on notes payable
        related to inventory purchases in exchange for
        reduction in accounts receivable ....................................................        (643,788)              --
      Depreciation and amortization .........................................................         196,721          426,713
      Immaculate cashless stock option exercise .............................................              --           14,584
      Gain on debt forgiveness .............................................................        (242,460)              --
      Changes in assets and liabilities:
           Accounts receivable, net .........................................................      (2,781,004)      (3,115,453)
           Other receivables ................................................................          24,499           11,527
           Inventories, net .................................................................         347,826          198,040
           Prepaid expenses .................................................................         444,411         (206,469)
           Income tax receivable ............................................................         392,979               --
           Other assets .....................................................................        (102,133)         (12,246)
           Accounts payable .................................................................        (213,216)         920,289
           Checks issued not yet presented for payment ......................................        (121,029)         163,436
           Accrued liabilities ..............................................................        (198,492)         321,653
                                                                                                  -----------      -----------
             Net cash used in operating activities ..........................................      (3,851,981)      (3,088,098)
                                                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ......................................................        (115,425)        (115,063)
   Decrease in restricted cash ..............................................................           8,171               --
                                                                                                   -----------     -----------
            Net cash provided by (used in) investing activities .............................        (107,254)        (115,063)
                                                                                                   -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on lines of credit ............................................................      22,144,770       33,174,113
   Principal payments on lines of credit ....................................................     (19,258,327)     (28,768,661)
   Borrowings on long-term debt .............................................................       1,125,000        3,712,611
   Principal payments of long-term debt .....................................................         (32,343)      (4,907,428)
   Principal payments of capital lease obligations ..........................................         (19,865)          (7,474)
                                                                                                  -----------      -----------
            Net cash provided by financing activities .......................................       3,959,235        3,203,161
                                                                                                  -----------      -----------

Net increase (decrease) in cash .............................................................              --               --
Cash at beginning of period .................................................................              --               --

Cash at end of period .......................................................................    $         --     $         --
                                                                                                  ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest ..............................................................................     $ 1,847,897     $  2,959,111
                                                                                                  ===========     ============
      Income taxes ..........................................................................    $        800     $        800
                                                                                                  ===========      ===========
   Non-cash investing and financing activities:
      During 2000, the Company made a bulk inventory purchase of $4,100,000 and financed such purchase through the issuance of $4,100,000 in debt.

      In connection with the Company's amendment to its Credit Facility in 2000, the Company incurred debt issuance costs of $2,000,000, which they financed through the issuance of debt of $2,000,000 with GMAC.
      In addition, the Company issued 335,362 warrants to GMAC valued at $818,283, which they have recorded in the accompanying statement of stockholders' deficit in 2000.

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

For the years ended December 31, 1999 and 2000, approximately 48.3% and 61.8% respectively, of the Company's net sales were export sales. These export sales by region were approximately as follows:

                                                        DECEMBER 31,
                                                      ---------------
                                                      1999      2000
                                                      ----      -----
Pacific Rim ....................................      10.9%     4.9%
Europe .........................................      11.4%    30.1%
Latin/South America.............................      18.2%    18.5%
Africa/Middle East..............................       7.8%     8.3%
                                                      ----     ----
                                                      48.3%    61.8%
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

INVENTORIES

Inventories, which consist primarily of aircraft parts, are stated at the lower of cost or market with cost determined on a specific identification or first-in first-out basis. Expenditures required for the re-certification of parts are capitalized as inventory cost as incurred and are expensed with cost of sales as the parts are sold. Inventory received from a vendor in exchange for Company owned inventory is recorded at the historical cost of the items surrendered, after any necessary reduction for impairment. Inventory received in settlement of receivables is recorded at the lower of the receivable balance or the fair value of the items received.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation expense is provided using the straight-line method over the useful lives of the assets, ranging from five to seven years. Expenditures for repairs and maintenance are expensed as incurred. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. The carrying amounts of assets sold or retired are removed from their accounts in the year of disposal, and any resulting gain or loss is reflected in operations.

FINANCIAL INSTRUMENTS

At December 31, 2000 and 1999, the carrying value of the Company's financial instruments (cash, accounts receivable, lines of credit, other liabilities due in less than one year and notes payable) approximated their fair values due to the relatively short maturity of the instruments or because the interest rates on the instruments are comparable to market rates.

                           AVIATION DISTRIBUTORS, INC.

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

REVENUE RECOGNITION

Sales of aircraft parts are recognized as revenues when the product is shipped and title has passed to the customer. The company provides an allowance for estimated product returns. Distributed services sales represent sales of aviation parts obtained from outside sources at the point of sale, whereas inventory sales represent sales from company owned inventory. Distributed services sales represented approximately 88.3% and 90.7% of total net sales for the years ended December 31, 1999 and 2000, respectively. Sales from Company-owned inventory represented approximately 11.7% and 9.3% of total net sales for the years ended December 31, 1999 and 2000, respectively. Net sales on consignment and marketing agreements represent revenue related to inventories owned by others in which the company has entered into exclusive marketing and/or consignment agreement to sell the third party parts.

The Company entered into agreements with certain customers to offset accounts receivable against accounts payable owed to those customers for approximately $4,006,000 for the year ended December 31, 2000. Accounts receivable are offset against accounts payable when the Company and its customers are mutual debtors and the Company has a valid right of offset.

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

BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all convertible shares and stock options were converted or exercised, unless such assumption would be antidilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company's common stock equivalents were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future years.

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

NOTE 2  - REALIZATION OF ASSETS

The Company is highly leveraged. Furthermore, the Company's liquidity and ability to meet its obligations as they become due in 2001 are subject to, among other things, continued access to the Company's Credit Facility and compliance with the terms and covenants of the Company's Credit Facility.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company sustained substantial losses in 1999 and 2000; has used, rather than provided, cash in its operations; and has deficits in working capital and stockholders' equity at December 31, 1999 and December 31, 2000.

Economic and other factors that are affecting the airline industry can negatively impact the Company's business. Pricing of the inventory that the Company needs for its business is affected to a degree by the overall economic

                           AVIATION DISTRIBUTORS, INC.

condition of the airline industry, which has historically been volatile. The demand for after-market engines and aircraft parts is driven primarily by flying hours or cycles. These parts must be serviced or replaced at scheduled intervals. As a result, the demand for after-market parts is a function of the volume of worldwide air traffic. Additionally, factors such as the price of fuel affect the aircraft parts market, since older aircraft (into which repaired or overhauled aircraft parts are most often placed) become less economically viable as the price of fuel increases. During a downturn in the aviation industry, there may be reduced overall demand for the equipment the Company provides, lower selling prices for its products and increased credit risk associated with doing business with industry participants. The Company's gross margin and fair value of inventory could be negatively affected by these deteriorating conditions.

Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets are dependent upon continued operations of the Company. This in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. A breach of any of the financial covenants in the Company's Credit Facility could result in a default under this Credit Facility. Upon the occurrence of an event of default under the Credit Facility, the respective lender could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable.

Management has taken steps to revise its operations and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence. In 2000, the Company extended its Credit Facility due date to February 1, 2010 and the maximum availability under its line of credit to $26.8 million. The Company has also entered into an agreement on March 19, 2001 with a financial advisor to use its best efforts to raise gross proceeds of approximately $3.5 million. No proceeds have been raised under this agreement. The class action lawsuits against the Company have been settled.

The Company's ability to maintain compliance with the covenants and terms of its debt agreements, and its ability to service its debt and to satisfy its other obligations will depend upon, among other factors, the Company's operating performance, including its ability to implement its business strategy, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. If the Company is unable to maintain compliance with its debt agreements or service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as seeking additional capital, selling assets, or further downsizing of the Company. This could impact the carrying values and classification of the Company's assets and liabilities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - NOTES RECEIVABLE FROM FOUNDER:

Mr. Osamah S. Bakhit is the founder of the Company and is currently a consultant for the Company. The Company loaned $328,718 to Mr. Bakhit in December 1995 and $80,000 in December 1996. The loans are in the form of notes, bearing interest at 6 percent, payable in quarterly interest installments. Interest on the notes has been satisfied through December 1999 through a reduction in a vacation liability due to Mr. Bakhit; the Board of Directors of the Company has approved the deferral of principal and additional interest payments to December 31, 2001.

NOTE 4 - INVENTORIES, NET

At December 31, 1999 and 2000, inventories, net consist of the following:


                                                  1999                   2000
                                                  ----                   ----
Rotable, repairable and expendable
  airplane and engine parts                     $9,008,560            $12,910,520


Inventories, net have been presented above inclusive of allowances for excess and obsolete inventories of approximately $248,000 and $490,000 at December 31, 1999 and 2000, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:

                                                                             DECEMBER 31,
                                                                     ----------------------------
                                                                        1999           2000
                                                                     ----------    ----------
Computer equipment and software..................................    $  402,624    $  501,315
Furniture and fixtures ..........................................       369,752       378,915
Leasehold improvements ..........................................       107,740       112,469
Machinery and equipment .........................................       100,448       102,928
Autos ...........................................................        35,601        35,601
                                                                     ----------    ----------
                                                                     $1,016,165    $1,131,228
                                                                     ==========    ==========

                           AVIATION DISTRIBUTORS, INC.

NOTE 6 - LINE OF CREDIT:

At December 31, 2000, the Company's Credit Facility provided for working capital loans of up to the lesser of $26,800,000 (facility amount) or the advance rate against qualified accounts receivable and inventory, with interest due monthly at the GMAC Commercial Credit LLC (GMAC), Alternate Base Rate (9.5 percent at December 31, 2000) plus one percent. The borrowing rate is subject to a premium of 0.5% per annum when the facility is over advanced and a premium of 2.0% per annum when the Company is out of covenant compliance. The terms of the Credit Facility non-use fee of 0.5% per annum of the difference between the Credit Facility amount and the average monthly balance. GMAC has a fully perfected security interest against all assets of the Company, except restricted cash, and to a personal guarantee and pledge of 1,000,000 shares of the Company's common stock from the Company's founder.

The Company's Credit Facility requires it to maintain specified financial ratios and satisfy certain financial tests. At December 31, 2000, the Company was not in compliance with the financial covenants contained in the Credit Facility. The Company has obtained a waiver from its lender for its non-compliance as to prior periods. In addition, the Company has amended the financial covenants under its Credit Facility for future periods through December 31, 2001. A breach of any of the financial covenants in the Company's debt instruments could result in a default under these debt instruments. Upon the occurrence of an event of default under the Credit Facility, the lender could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If the Company were unable to repay all outstanding amounts under its senior debt, the lender could proceed against the collateral granted to them to secure that indebtedness, and any proceeds realized upon the sale of this collateral would be used first to satisfy all amounts outstanding under the Company's Credit Facility, and thereafter, the Company's other liabilities. In addition, the Company may be prevented from making new borrowings or drawing down further on its Credit Facility.

On February 23, 2000 the Company amended its Credit Facility with GMAC to extend the loan maturity date to June 24, 2010. In conjunction with this amendment, GMAC was issued 208,762 warrants. These warrants and 126,600 warrants issued to GMAC in 1998 gave GMAC warrants equal to 9.9% of the outstanding stock of the Company or 335,362 warrants. The exercise price of the warrants is $0.25 per share and the warrants expire on February 28, 2010. The fair value of the total warrants issued to GMAC was determined to be $818,283 and such warrants are being amortized to interest expense over a ten year amortization period beginning in 2000. Interest expense relating to the warrants was $68,190 for the year ended December 31, 2000.

In connection with the extension of the Credit Facility, the Company incurred debt issuance costs of $2,000,000, which they financed by entering into a $2,000,000 promissory note with GMAC. The note is due in a balloon payment on the earlier of February 1, 2010 or if the Company's stock reaches a $6 per share value over 10 consecutive days or the occurrence of one of several other events, none of which have occurred. The note bears interest at GMAC's Alternate Base Rate (9.5 percent at December 31, 2000) and interest is payable semi-annually. The debt issuance costs of $2,000,000 are being amortized to interest expense over a ten-year period. Interest expense of $164,126 was amortized during the year-ended December 31, 2000.

Although the Credit Facility expires on June 24, 2010, it is classified as a current liability due to certain provisions within the agreement related to the borrowing base being dependent on levels of accounts receivable and inventory and the fact that the agreement requires the Company to maintain a lockbox arrangement whereby cash deposits are automatically utilized to reduce amounts outstanding under the Credit Facility.

                           AVIATION DISTRIBUTORS, INC.

NOTE 7 - LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                                DECEMBER 31,
                                                                                     ------------------------------
                                                                                           1999           2000
                                                                                     --------------    ------------
Note payable to a financial institution, principal due in quarterly installments of $125,000 beginning December 2000, interest due monthly beginning January
  2000, collateralized by the assets of the Company, with an interest rate equal to the GMAC Alternate Base Rate (9.5% at December 31, 2000) plus two percent,
  due December 1, 2002 .........................................................        $ 1,000,000    $  875,000

Non-interest bearing note payable to a corporation, collateralized by specific
  inventory, monthly installments of $166,667, due March 31, 2000 ..............            833,333            --


Note payable to a related party, unsecured, due February 2001,
  with an interest rate of 6%  .................................................            100,000       100,000


Note payable to the U.S. District Court, due in increasing annual installments of $150,000 March 31, 2001, $250,000 March 31, 2002 and
  $300,000 March 31, 2003.  ....................................................                 --       590,816


Note payable to a corporation, secured by an automobile, due in monthly installments of $485, (principal and interest) to July 2001, with an
   interest rate of 8.15 percent ...............................................              9,038            --

Note payable to a corporation, secured by equipment, due in monthly Installments of $347 (principal and interest) to February 2000, with an interest rate
   of 24 percent ...............................................................              1,321            --

Note payable to a financial institution, due February 1, 2010, interest due
   semi-annually at GMAC's Alternate Base Rate (9.5% at December 31, 2000)......                 --     2,000,000

Note payable to vendor, unsecured and due in 2001  .............................                 --       300,000

Other miscellaneous notes, due in 2001 .........................................                 --        16,410
                                                                                       -------------   ----------

                                                                                          1,943,692     3,882,226

Less - Current portion .........................................................            965,388       959,301
                                                                                       -------------   ----------
                                                                                        $   978,304     2,922,925
                                                                                       =============   ==========

Future annual principal payments on long-term debt at December 31, 2000 are as follows:

                      YEAR ENDING
                      DECEMBER 31,
                          2001.  .  .  .  .  .  .  .  .  .  .  .  .  .     $  959,301
                          2002.  .  .  .  .  .  .  .  .  .  .  .  .  .        688,752
                          2003.  .  .  .  .  .  .  .  .  .  .  .  .  .        234,173
                          2004.  .  .  .  .  .  .  .  .  .  .  .  .  .              -
                          2005.  .  .  .  .  .  .  .  .  .  .  .  .  .              -
                          Thereafter.  .  .  .  .  .  .  .  .  .  .  .      2,000,000
                                                                           ----------
                                                                           $3,882,226
                                                                           ==========

                           AVIATION DISTRIBUTORS, INC.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

The Company leases equipment and facilities under noncancelable operating and capital leases. As of December 31, 2000, the annual minimum lease commitments are:

                      YEAR ENDING
                      DECEMBER 31,                                                   CAPITAL    OPERATING
                      ------------                                                   -------    ---------
                      2001.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           $ 9,143   $ 435,674
                      2002.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .             9,581     424,509
                      2003.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .             3,057     433,295
                      2004   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .                -      451,873
                      Thereafter.  .  .  .  .  .  .  .  .  .  .  .  .  .  .                -       75,566
                                                                                  -----------  ----------
                                                                                      $21,781  $1,820,917
                                                                                               ==========

                      Less - Current portion.  .  .  .  .  .  .  .                     11,214
                                                                                  -----------
                                                                                      $10,567
                                                                                  -----------


Rent expense for the years ended December 31, 1999 and 2000 was $376,423 and $386,036, respectively.

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

CLASS ACTION LAWSUITS AND GOVERNMENT INVESTIGATIONS

In October 1997, the Company, its founder, its directors, certain of its officers, a former officer and director, its former auditor and its underwriter were named in three civil suits filed as class actions on behalf of individuals claiming to have purchased the Company's Common Stock during the period from March 1997 to September 1997, and seeking damages for violation of federal securities laws. The federal court approved the settlement of these three suits in March 1999. In connection with the settlement, the Company incurred a total expense of $620,000 in 1999, of which $140,000 was paid in cash and $480,000 was the value of 80,000 shares of Common Stock issued to the plaintiffs at the time of settlement.

In May 2000, in connection with an investigation by the Securities and Exchange Commission (the "SEC") of alleged violations of federal securities laws by the Company, the Company consented to the entry of a federal court injunction enjoining the Company from future violations of the federal securities laws. The Company did not admit or deny any allegations made by the SEC in the investigation.

In October 2000, the Company entered into a plea agreement with the U.S. Attorney's Office in Los Angeles, California under which the Company entered a guilty plea to a three-count criminal information alleging that the Company conspired to violate Title 15, United States Code, Sections 77q(a) and 77x, and violated Title 15, United States Code, Sections 77x, 78m(b)(2)(A), 78m(b)(5) and 78ff, and Title 17, Code of Federal Regulations, Section 240. 13b2-1 in connection with the preparation of the Company's financial records and the filing of the Company's financial statements during the period through approximately August 1997. As a part of the plea agreement, the Company agreed to pay a total fine of $750,000 payable $50,000 at the time of sentencing (which occurred in November 2000), $150,000 on March 31, 2001, $250,000 on March 31, 2002, and $300,000 on March 31, 2003. In addition the
Company was placed on probation until the fine is paid in full or until December 31, 2002, whichever is later. The settlement fine has been recorded as $642,016, in the Company's statement of operations in 2000 based on the present value on that date of the proposed payments (using a 10% interest assumption).

The U.S. Attorney's Office in Los Angeles has indicted the Company's founder, Osamah S. Bakhit, and Mr. Bakhit's trial is pending. Any judgment against Mr. Bakhit may have a material adverse effect on the Company's business.

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

COMMITMENTS

During 1999, the Company entered into an agreement with a vendor to purchase spare aircraft inventory from this vendor for $1,000,000. The contract allowed for the Company to recover the purchaese price of $1,000,000 plus an additional $100,000 in packaging costs before paying royalties to this vendor. The Company is obligated to pay 10% of gross sales of the inventory purchased from this vendor as a royalty to this vendor. At December 31, 2000, the Company accrued for approximately $7,400 of royalty expense due to this vendor. The Company is also obligated to sell to this vendor any inventory in the original listed inventory purchase to this vendor at the Company's cost plus up to 10%.

In March 2000, the Company entered into an agreement with a vendor to purchase spare aircraft inventory from this vendor for $4,100,000. The contract allowed for the Company to recover the purchase price of $4,100,000 over a maximum period of 16 months. Subsequent to this recovery period, the Company is obligated to make royalty payments to this vendor based on 30% of all future sales related to this inventory. The Company is also obligated to sell inventory to this vendor at cost plus 25% during the recovery period of up to 16 months from the date of purchase. Subsequent to the recovery period, the Company is obligated to sell inventory to this vendor at the Company's cost plus 10%.

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

For the years ended December 31, 1999 and 2000, activity with respect to the Company's allowance for doubtful accounts is summarized as follows:

                  YEAR ENDING DECEMBER 31,                             1999           2000
                  ------------------------                          ----------      ---------
                  Beginning balance............................      $620,000       $ 250,000
                  Charged to expense...........................       214,976         310,004
                  Amounts written off..........................      (584,976)        (75,009)
                                                                    ----------      ---------
                  Ending balance...............................     $ 250,000       $ 484,995
                                                                    ==========      =========

NOTE 10 - INCOME TAXES:

The components of the provision (benefit) for income taxes consist of the following:


                                                                         1999         2000
                                                                         ----         ----
                  Current:
                    Federal....................................       $(44,402)     $        -
                    State......................................        (38,475)              -
                                                                    -----------     ----------

                                                                       (82,877)              -
                                                                    -----------     ----------

                  Deferred:
                    Federal.....................................             -               -
                    State.......................................             -               -
                                                                    -----------     ----------
                                                                                             -
                                                                    -----------     ----------
                                                                      $ (82,877)    $        -
                                                                    ===========     ==========


                           AVIATION DISTRIBUTORS, INC.

The reconciliation of income tax expense computed at the U.S. Federal statutory rate to income tax expense is as follows:


                                                                                   1999              2000
                                                                                   ----              ----
                  Tax at U.S. Federal statutory rates.........................   $ (636,653)  $ (833,744)
                  State income taxes, net of federal effect...................     (114,223)    (216,773)
                  Change in valuation allowance...............................      694,397    1,061,092
                  Permanent differences.......................................       47,926       78,139
                  Other, net..................................................      (74,324)     (88,714)
                                                                                 ----------    ----------
                                                                                  $ (82,877)   $        -
                                                                                 ==========    ==========

Deferred income taxes arise as a result of differences in the methods used to determine income for financial reporting versus income for tax reporting purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                                1999            2000
                                                                             ---------        ---------
                  Depreciation.........................................       (101,000)       $ (10,616)
                                                                             ---------        ---------

                    Gross deferred tax liabilities.....................       (101,000)       $ (10,616)
                                                                             ---------        ---------


                  Inventory reserve....................................         87,000          224,000
                  Allowance for doubtful accounts......................        107,000          101,000
                  Operating accruals and capitalized inventory costs           244,000          131,000
                  Net operating loss carryforwards.....................      3,175,000        4,226,000
                                                                             ---------        ---------
                    Gross deferred tax assets..........................      3,711,000        4,682,000

                    Deferred tax assets                                      3,610,000        4,671,384
                                                                             ---------        ---------

                    Deferred tax assets valuation allowance............     (3,610,000)      (4,671,384)
                                                                             ---------        ---------


                           Net deferred tax liability                         $      -         $       -
                                                                             =========         =========


The Company has federal and state net operating loss carryforwards of approximately $3,670,000 and $557,000, respectively, which expire between years 2001 and 2014.

         NOTE 11 - STOCK BASED COMPENSATION PLANS

In July 1996 the Company adopted the Aviation Distributors, Inc. 1996 Stock Option and Incentive Plan (the "Plan"). This plan provides for the granting of incentive or non-qualified stock options to employees, non-employee directors and independent contractors at the sole discretion of the board of directors. Stock appreciation rights, as defined, may accompany options issued under the Plan. Additionally, the Plan provides for the issuance of restricted stock, dividend equivalents and other stock and cash based awards and loans to participants in connection with the options or other plan provisions at the discretion of the board of directors. Options currently outstanding become exercisable in zero to four years from the grant date and expire 5 to 10 years after the grant date. The options are exercisable at not less than the market value of the Company's stock on the date of the grant. All options are anti-dilutive due to the Company's loss in the current year. The initial number of shares available under the Plan for issuance was 264,500. A total of 932,500 non-qualified options have been granted outside the Plan since the Plan's inception. The board of directors approved an amendment to the Plan to increase the allowable shares under the Plan to 1,000,000 shares. All options are anti-dilutive due to the Company's loss in the current year.

                           AVIATION DISTRIBUTORS, INC.

Stock option activity for years ended December 31, 2000 and 1999:

                                                   NUMBER      WEIGHTED AVERAGE
                                                  OF SHARES    EXERCISE PRICE
                                                  ---------    -----------------
Outstanding at December 31, 1998.............       230,700     $   5.00
Granted .....................................     1,623,500         0.85
Exercised ...................................      (142,500)        0.25
Forfeited ...................................       (33,650)        5.00
                                                 ----------    ----------
Outstanding at December 31, 1999                  1,678,050     $   1.39
                                                 ==========    ==========

Granted .....................................        75,000     $   1.03
Exercised ...................................       (84,751)        1.18
Forfeited ...................................       (29,333)        1.00
                                                 ----------    ----------

Outstanding at December 31, 2000.............     1,638,966     $   1.46
                                                 ==========     ========



                                                   1999           2000
                                                   ----           ----

Number of options exercisable at year end ...     475,964        978,964
Weighted average exercise price of options
     exercisable at year end ................    $   1.51       $   1.46
Weighted average fair value of options granted
     during the year ........................    $   0.60       $   0.86


The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999, respectively: dividend yield of 0 percent for all years; expected volatility of 156 and 133 percent; risk-free interest rate of 6.0 percent for all years; and expected lives of one to ten years.

Additional information regarding options outstanding at December 31, 2000 is as follows:

   EXERCISE PRICE                        OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
   ---------------      ---------------------------------------------------  --------------------------------------
                                                WEIGHTED       WEIGHTED                                  WEIGHTED
                          NUMBER                 AVERAGE        AVERAGE        NUMBER                    AVERAGE
                        OUTSTANDING         REMAINING LIFE   EXERCISE PRICE    EXERCISABLE           EXERCISE PRICE
                        --------------      --------------   ------------  ----------------          --------------
          $ 0.25               350,000           9.00           0.25           350,000                    $ 0.25
          $ 1.00               555,000           7.90           1.00           231,667                    $ 1.00
          $ 1.22               531,916           9.00           1.22           231,915                    $ 1.22
          $ 1.44                 5,000           9.80           1.44                 -                         -
          $ 5.00               197,050           6.40           5.00           165,382                    $ 5.00
                        --------------      --------------   ------------  ----------------          --------------
                             1,638,966           8.30        $  1.39           978,964                    $ 1.46
                       ===============      ==============   ============  ================          ==============


Had compensation cost been determined based on the basis of fair value pursuant to Statement of Financial Accounting Standards 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

                           AVIATION DISTRIBUTORS, INC.

                                          Year Ended December 31,
                                       -----------------------------
                                           1999           2000
                                       -------------   -------------
Net loss
      As reported                      $ (1,789,628)   $ (2,452,188)
      Pro forma                        $ (2,095,011)   $ (2,899,161)

Basic and diluted loss per share
      As reported                        $    (0.56)     $    (0.73)
      Pro forma                          $    (0.65)     $    (0.87)



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

                                    PART III


ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      EXECUTIVE                                  AGE                              TITLE
      ---------                                  ---                              -----
      William D. King                             58   Chief Executive Officer, Chairman and Director
      Gary L. Joslin                              63   Chief Financial Officer and Director
      Osamah S. Bakhit                            51   Founder, Marketing and Sales Advisor
      Jeffrey G. Ward                             41   Executive Vice President
      Bruce H. Haglund                            49   Secretary, Director, Chairman of the Audit Committee
      John B. Jacobs                              36   Senior Vice President
      William T. Walker, Jr.                      69   Director and Member of the Audit Committee
      Saleem S. Naber                             71   Director and Member of the Audit Committee

WILLIAM D. KING, CHIEF EXECUTIVE OFFICER, CHAIRMAN AND DIRECTOR. Mr. King became Chief Executive Officer, Chairman and a Director of the Company in January 2000. Prior to his involvement with the Company, Mr. King held various executive positions from 1969 to 1994 when he retired as President of Electrical and Mechanical groups of JWP, Inc. Mr. King holds an MBA from Harvard University's Graduate School of Business Administration and a Bachelor of Science degree from the University of North Carolina. Mr. King is also a member of the Executive Committee of the Company.

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

SALEEM S. NABER, DIRECTOR. Mr. Naber, who became Chief Executive Officer, President and a Director of the Company in April 1998. Mr. Naber resigned as an officer of the Company in January 2000 and is now exclusively a Director of the Company. Mr. Naber has over 40 years of experience in the aerospace industry, primarily with Lucas Aerospace and Western Gear Corporation, acquired by Lucas in 1988. His responsibilities with Lucas ranged from Design Engineer of Precision Products to President of Lucas Western, Inc., the $400 million U.S. division of Lucas. Mr. Naber's most recent post before joining the Company was Managing Director of Lucas Aerospace, Aircraft Systems Division, and the position he held when he resigned in 1996. Mr. Naber received a Bachelor of Science degree in Electrical Engineering from the University of California -Berkeley and pursued post-graduate courses at the University of Southern California and the University of California, Los Angeles. Mr. Naber is also a member of the Audit Committee.

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

(a)    The following documents are filed as part of this report on Form 10-KSB:

         1.  Financial Statements for the periods ended December 31, 1998

                       Reports of Independent Certified Public Accountants Consolidated Balance Sheets
                       Consolidated Statements of Operations
                       Consolidated Statements of Stockholders' Equity (Deficit) Consolidated Statements of Cash Flows
                       Notes to Financial Statements


         2.  Exhibits

The following exhibits are being filed with this Annual Report on Form 10-KSB and/or are incorporated by reference therein in accordance with the designated footnote references:

       3.1 Amended and Restated Certificate of Incorporation of the Registrant. (1)
       3.2    Bylaws, as amended, of the Registrant. (1)
       3.3 Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (1)
       4.1    Specimen Common Stock Certificate. (1)
       9.1 Voting Trust Agreement dated November 17, 1997, by and among Osamah Bakhit, Aviation Distributors, Inc., and Dirk O. Julander, as trustee. (2)
       10.2   1996 Stock Option and Incentive Plan. (1)
       10.3 Aircraft Purchase Agreement, dated August 8, 1995, by and between Alia The Royal Jordanian Airlines and Aviation Distributors, Inc.
              (1)
       10.4 Credit and Security Agreement, dated June 25, 1997, by and between Aviation Distributors, Inc. and BNY Financial Corporation. (3)
       10.5 Amendment dated December 15, 1999, between the Company and GMAC Commercial Credit LLC to the June 25, 1997 Credit and Security Agreement between the Company and BNY Financial Corporation, including related Common Stock Purchase Warrant for 335,362 shares dated February 28, 2000, issued to GMAC Commercial Credit LLC.(4)
       10.6 Amended and Restated Employment Agreement, dated as of July 16, 1996, by and between Osamah S. Bakhit and Aviation Distributors, Inc. (1)
       10.7 Employment Agreement, dated as of January 5, 2000, by and between William D. King and Aviation Distributors, Inc. (4)
       10.8 Employment Agreement, dated as of July 16, 1996, by and between Jeffrey G. Ward and Aviation Distributors, Inc. (1)
       10.9   Amendment to Employment Agreement, dated November 17, 1997, by and between Osamah S. Bakhit and Aviation Distributors, Inc. (3)
       10.10  Amendment to Employment Agreement, dated November 17, 1997, by and between Mark W. Ashton and Aviation Distributors, Inc. (3)
       10.11  Lease, dated as of July 9, 1997, by and between Olen Properties
              Corp. and Aviation Distributors, Inc. (3)
       10.12 Amended and Restated Promissory Note from Osamah S. Bakhit to Aviation Distributors, Inc., dated as of December 31, 1995. (1)
       10.13  Settlement Agreement dated as of November 1, 1996. (1)
       10.14  Form of Indemnity Agreement. (1)
       10.15 Promissory Note between Aviation Distributors, Inc. and Osamah S. Bakhit dated December 31, 1996. (1)
       10.16  Employment Agreement dated as of June 1, 1998 by and between Gary
              L. Joslin and Aviation Distributors, Inc. (4)

              (1) Filed with the Company's Registration Statement on Form SB-2 dated March 3, 1997.
              (2) Filed with the Company's Current Report on Form 8-K dated August 29, 1997.
              (3)    Filed with the Company's Form 10-KSB dated April 20, 1998.

              (4)    Filed with the Company's Form 10-KSB dated April 13, 2000.

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

                                               AVIATION DISTRIBUTORS, INC.

                                               By:    /s/ WILLIAM D. KING
                                                 ------------------------------
                                                          William D. King
                                                      Chief Executive Officer

Date:  April 17, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                   TITLE                                      DATE
-----------                                -----------------------                    --------------
         /s/ WILLIAM D. KING                Chief Executive Officer                   April 17, 2000
---------------------------------           Chairman and Director
           William D. King                  (Principal Executive Officer)



         /s/ GARY L. JOSLIN                 Chief Financial Officer                   April 17, 2000
---------------------------------           and Director (Principal
           Gary L. Joslin                   Accounting Officer)



        /s/ BRUCE H. HAGLUND                Director                                  April 17, 2000
---------------------------------
          Bruce H. Haglund