Form 10-Q
period 2001-03-31
AVIATION DISTRIBUTORS INC
filed 2001-05-21
CIK 1018645

As filed with the Securities and Exchange Commission on May 21, 2001

Registration No. 333–8061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                           to

Commission file number 0-29028

Aviation Distributors, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0715685
(State or Other Jurisdiction of	(I.R.S. employer
Incorporation or Organization)	Identification No.)

One Capital Drive Lake Forest, California	92630
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code               (949) 586-7558

          Indicate by check ☒ whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒       NO  ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,389,487 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF March 31, 2001.

AVIATION DISTRIBUTORS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2001	December 31, 2000
	(UNAUDITED)
CURRENT ASSETS:
Accounts receivable, net of allowance for doubtful accounts of $466,000 and $485,000 at March 31, 2001 and December 31, 2000, respectively	$11,986,230	$10,663,927
Other receivables	63,353	33,212
Inventories	12,232,316	12,910,520
Prepaid expenses	312,662	292,023
Deferred tax asset	10,616	10,616
Total current assets	24,605,177	23,910,298
PROPERTY AND EQUIPMENT	1,170,708	1,131,228
Less - accumulated depreciation	713,908	658,851
	456,800	472,377

Notes receivable from founder	408,718	408,718
Debt issue costs, net	1,783,329	1,833,330
Other assets	143,730	143,730
	$27,397,754	$26,768,453
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Checks issued not yet presented for payment	$969,698	$420,393
Accounts payable	3,416,575	3,507,692
Accrued liabilities	970,463	928,650
Line of credit	23,986,550	23,692,099
Current portion of long-term debt	1,041,564	959,301
Current portion of capital lease obligations	11,214	11,214
Total current liabilities	30,396,064	29,519,349
Long-term debt, net of current portion	2,582,347	2,922,925
Capital lease obligations, net of current portion	8,382	10,567
Deferred tax liability	10,616	10,616

STOCKHOLDERS' DEFICIT:
Preferred stock, par value of $0.01, 3,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value of $0.01, 10,000,000 shares authorized; 3,432,487 shares issued and 3,389,487 shares outstanding at December 31, 2000 and March 31, 2001,	34,325	34,325
Additional paid in capital	7,046,166	7,046,166
Unamortized debt discount	(729,636)	(750,093)
Accumulated deficit	(11,877,206)	(11,952,098)
Treasury stock, 43,000 shares at cost	(73,304)	(73,304)
Total stockholders' deficit	(5,599,655)	(5,695,004)
	$27,397,754	$26,768,453

The accompanying notes are an integral part of these consolidated statements.

AVIATION DISTRIBUTORS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2001	2000

NET DISTRIBUTED SERVICES AND INVENTORY SALES	$11,711,060	$8,274,028
COST OF SALES	9,120,732	6,216,996

Gross profit	2,590,328	2,057,032
SELLING AND ADMINISTRATIVE EXPENSES	1,684,615	1,427,821
NON-RECURRING EXPENSES	11,379	5,700

Income from operations	894,334	623,511
OTHER (EXPENSE) INCOME:
Interest expense	(826,113)	(559,962)
Interest income	7,471	-

Income before provision for income taxes	75,692	63,549
PROVISION FOR INCOME TAXES	800	-

NET INCOME	$74,892	$63,549

NET INCOME PER SHARE:
Basic	$0.02	$0.02
Diluted	$0.02	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	3,389,487	3,344,500
Diluted	4,450,000	4,406,800

The accompanying notes are an integral part of these consolidated statements.

AVIATION DISTRIBUTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common stock		Treasury stock		Additional	Unamortized		Total
	Number		Number		paid	debt	Accumulated	stockholders'
	of shares	Amount	of shares	Amount	in capital	discount	deficit	deficit

Balance at January 1, 2000	3,387,500	$33,875	43,000	$(73,304)	$6,213,749	$ -	$(9,499,910)	$(3,325,590)

Fair value of warrants issued for debt amendment					818,283	$(750,093)		68,190

Stock options exercised	44,987	450	-	-	14,134		-	14,584

Net loss	-	-	-	-	-	-	(2,452,188)	(2,452,188)

Balance at December 31, 2000	3,432,487	34,325	43,000	(73,304)	7,046,166	$(750,093)	(11,952,098)	(5,695,004)

Amortization debt discount	-	-	-	-	-	20,457		20,457

Net income	-	-	-	-	-	-	74,892	74,892

Balance at March 31, 2001	3,432,487	$34,325	43,000	$(73,304)	$7,046,166	$(729,636)	$(11,877,206)	$(5,599,655)

The accompanying notes are an integral part of these consolidated statements.

AVIATION DISTRIBUTORS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$74,892	$63,549
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	125,515	68,174
Changes in assets and liabilities:
Accounts receivable, net	(1,322,303)	(1,072,747)
Other receivables	(30,141)	(48,819)
Inventories	678,204	633,394
Prepaid expenses	(20,639)	49,198
Accounts payable	(91,117)	(354,031)
Increase in checks issued not yet presented for payment	549,305	240,600
Accrued liabilities	41,813	(214,926)

Net cash provided by (used in) operating activities	5,529	(635,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(39,480)	(51,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on lines of credit	9,717,931	8,785,187
Principal payments on line of credit	(9,423,480)	(7,594,423)
Principal payments of long-term debt	(258,315)	(501,534)
Principal payments of capital lease obligations	(2,185)	(2,385)

Net cash provided by financing activities	33,951	686,845

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$ -	$ -

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$856,445	$544,753

Noncash financing activity:
Capitalized loan issue costs, due in the form of a promissory note	$ -	$2,000,000
Warrants issued in connection with the amendment of the Company's credit facility	$ -	$500,000

The accompanying notes are an integral part of these consolidated statements.

AVIATION DISTRIBUTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations for the three month ended March 31, 2001, and 2000, and cash flows for the three month periods ended March 31, 2001 and 2000.  The results of operations and cash flows for the three month period ended March 31, 2001, are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2001.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in connection with the Company’s December 31, 2000 financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB.

NOTE 2 - REALIZATION OF ASSETS

The Company is highly leveraged. Furthermore, the Company’s liquidity and ability to meet its obligations as they become due in 2001 are subject to, among other things, continued access to the Company’s Credit Facility and compliance with the terms and covenants of the Company’s Credit Facility.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company sustained substantial losses in 1999 and 2000; has used, rather than provided, cash in its operations in 1999 and 2000; and has deficits in working capital and stockholders’ equity at December 31, 2000 and March 31, 2001.

Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets are dependent upon continued operations of the Company.  This in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations.  A breach of any of the financial covenants in the Company’s Credit Facility could result in a default under this Credit Facility.  Upon the occurrence of an event of default under the Credit Facility, the lender could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable.

Management has taken steps to revise its operations and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence.  In 2000, the Company extended its Credit Facility due date to June 24, 2010 and the maximum availability under its line of credit to $26.8 million.  The Company has also entered into an agreement on March 19, 2001 with a financial advisor to use its best efforts to raise gross proceeds of approximately $3.5 million.  No proceeds have been raised under this agreement.  The class action lawsuits against the Company have been settled.

NOTE 3  - CLASS ACTION LAWSUITS AND GOVERNMENT INVESTIGATIONS:

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

In October 2000, the Company entered into a plea agreement with the U.S. Attorney's Office in Los Angeles, California under which the Company entered a guilty plea to a three-count criminal information alleging that the Company conspired to violate Title 15, United States Code, Sections 77q(a)and 77x, and violated Title 15, United States Code, Sections 77x,78m(b)(2)(A), 78m(b)(5) and 78ff, and Title 17, Code of Federal Regulations, Section 240.13b2-1 in connection with the preparation of the Company's financial records and the filing of the Company's financial statements during the period through approximately August 1997. As a part of the plea agreement, the Company agreed to pay a total fine of $750,000 payable $50,000 at the time of sentencing (which occurred in November 2000), $150,000 on March 31, 2001, $250,000 on March 31, 2002, and $300,000 on March 31, 2003. In addition the Company was placed on probation until the fine is paid in full or until December 31, 2002, whichever is later.  The settlement fine has been recorded as $642,016, in the Company's statement of operations as of September 30, 2000 based on the present value on that date of the proposed payments (using a 10% interest assumption).

The U.S. Attorney’s Office in Los Angeles has indicted the Company’s founder, Osamah S. Bakhit, and Mr. Bakhit's trial is pending.  Any judgment against Mr. Bakhit may have a material adverse effect on the Company’s business.

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

NOTE 4 – DEBT ARRANGEMENTS

On February 23, 2000, the Company amended its Credit Facility with GMAC to extend the loan maturity date to June 24, 2010. In conjunction with this amendment, GMAC was issued 208,762 warrants.  These warrants and 126,600 warrants issued to GMAC in 1998 gave GMAC warrants equal to 9.9% of the outstanding stock of the Company or 335,362 warrants.  The exercise price of the warrants are $0.25 and the warrants expire on February 28, 2010.  The fair value of the total warrants issued to GMAC was determined to be $818,000 and such warrants are being amortized to interest expense over a ten-year period beginning in 2000.

As a condition for the extension of the credit facility, the Company entered into a $2,000,000 promissory note, due in a balloon payment on the earlier of February 1, 2010, or if the Company’s stock reaches a $6.00 per share value over 10 consecutive days, or the occurrence of one of several events, none of which have occurred.  The $2,000,000 has been reflected as debt issue costs in the accompanying  consolidated balance sheet and is being amortized to interest expense over the ten-year term of the promissory note.  The note bears interest at GMAC’s Alternate Base Rate and interest is payable semi-annually.

On September 12, 2000 the Company received approval from GMAC for a $10 million working capital line to finance the purchase of inventory related to the servicing of the Company’s contracts with major foreign airlines.  The Company implemented the use of this line in October, 2000 which is guaranteed by the export-import Bank of the United States the official export credit agency of the U.S. government and which carries an interest rate of Prime plus 1.0%.  The working capital line is used in conjunction with the Company’s $26.8 million Credit Facility.

NOTE 5 – EXPORT SALES

For the three months ended March 31, 2001 and 2000, approximately 55.5% and 70.8%, respectively, of the Company’s net sales were export sales.  Export sales by region were approximately as follows:

	March 31,
	2001	2000
Pacific Rim	3.3%	3.5%
Europe	19.8	38.4
Latin/South America	28.7	21.9
Africa/Middle East	3.7	7.0
	55.5%	70.8%

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

The following table sets forth certain information relating to the Company's unaudited operations for the three months ended March 31, 2001 and 2000 (dollars in thousands):

	Three Months Ended March 31,
	2001		2000
Net sales	$11,711	100.0%	$8,274	100.0%
Cost of sales	9,121	77.8	6,217	75.1

Gross profit	2,590	22.2	2,057	24.9

Selling and administrative expenses	1,685	14.4	1,428	17.3
Non-recurring expenses	11	0.1	6	0.1

Income from operations	894	7.7	623	7.5
Interest expense, net	818	7.0	560	6.7

Income before provision for income taxes	76	0.7	63	0.8

Provision for income taxes	1	0.1	-	-
Net income	$75	0.6%	$63	0.8%

Net sales.  Net sales increased from $8.3 million for the three months ended March 31, 2000 to $11.7 million for the three months ended March 31, 2001, an increase of $3.4 million or 41.5%.  This increase was mainly a result of the increase in financing availability that allowed the Company to focus on the business, which resulted in increased sales and the ability of the Company to purchase material for its customers.  The improved financing availability allowed the Company to obtain sales previously passed over due to a lack of financing.

Cost of sales.  Cost of sales increased from $6.2 million for the three months ended March 31, 2000 to $9.1 million for the three months ended March 31, 2001, an increase of $2.9 million or 46.7%.  This increase was primarily attributable to the 41.5% increase in net sales.

Gross profit.  Gross profit increased from $2.1 million or 24.9% of net sales for the three months ended March 31, 2000 to $2.6 million or 22.2% of net sales for the three months ended March 31, 2001, an increase of $.5 million or 25.9%.  The increase in gross profit dollars was a result of the 41.5% increase in net sales from the prior period.  The decrease in gross profit as a percentage of net sales was due to increased sales of brokered orders.

Selling and administrative expenses.  Selling and administrative expenses consisted primarily of wages and commission expense, rent expense, professional fees, consulting expense and travel expense. The Company's selling and administrative expenses increased from $1.4 million for the three months ended March 31, 2000 to $1.7 million for the three months ended March 31, 2001, an increase of $257,000 or 18%. This increase was principally due to an increase in employee compensation as a result of the increased commission from increased sales.

Income from operations.  The Company had income from operations of $.6 million for the three months ended March 31, 2000 compared to income from operations of $.9 million for the three months ended March 31, 2001.  The increase in income from operations is due to the increase in net sales and gross profit dollars.

Interest expenses.  Interest expense increased from $560,000 for the three months ended March 31, 2000 to $826,000 for the three months ended March 31, 2001.  The $266,000 increase in interest expense was due to increased financing to support the increase in sales.

Net income.     Net income increased from $63,000 for the three months ended March 31, 2000 to $75,000 for the three months ended March 31, 2001, due to the foregoing factors.

Liquidity and Capital Resources

The Company’s operating activities used $.6 million and provided $5,000 in the three months ended March 31, 2000 and 2001, respectively.  The largest cash uses in the 2000 period were; an increase in accounts receivable of $1.1 million, a decrease in accounts payable of $.3 million and a reduction in accrued liabilities of $.2 million offset by a decrease in inventory of $.6 million and an increase in checks not presented for payment of $.2 million.  For the 2001 period, the largest use of cash was a $1.3 million increase in accounts receivable, offset by a decrease in inventory of $.7 million and an increase in checks not yet presented for payment of $.5 million.

The 2000 financing activities provided cash of $.7 million, primarily resulting from the $1.2 million net increase in line of credit borrowings offset by principal payments on long term debt. The 2001 financing activities provided $34,000 of cash due to a net increase in borrowings of $295,000 offset by $258,000 principal payments on long-term debt.

As of March 31, 2001, the Company had a working capital deficit of $5.8 million.  This was primarily due to the increase in the borrowings on the line of credit resulting from the cash requirements for increases in accounts receivable and inventory purchases in 2000.

On February 23, 2000, the Company amended its Credit Facility with GMAC to extend the loan maturity date to June 24, 2010. In conjunction with this amendment, GMAC was issued 208,762 warrants.  These warrants and 126,600 warrants issued to GMAC in 1998 gave GMAC warrants equal to 9.9% of the outstanding stock of the Company or 335,362 warrants.  The exercise price of the warrants is $.25 and the warrants expire on February 28, 2010.  The fair value of the total warrants issued to GMAC was determined to be $818,283 and such warrants are being amortized to interest expense over a ten year period beginning in 2000.

As a condition for the extension of the credit facility, the Company entered into a $2,000,000 promissory note, due in a balloon payment on the earlier of February 1, 2010, or if the Company’s stock reaches a $6 per share value over 10 consecutive days, or the occurrence of one of several events, none of which have occurred.  The $2,000,000 has been reflected as debt issue costs in the accompanying  Consolidated balance sheet and is being amortized to interest expense over the term of the promissory note.  The note bears interest at GMAC’s Alternate Base Rate and interest is payable semi-annually.

On September 12, 2000 the Company received approval from GMAC for a $10 million working capital line to finance the purchase of inventory related to the servicing of the Company’s contracts with major foreign airlines.  The Company implemented the use of this line in October, 2000 which is guaranteed by the export-import Bank of the United States the official export credit agency of the U.S. government and which carries an interest rate of Prime plus 1%.  The working capital line is used in conjunction with the Company’s $26.8 million Credit Facility.

The Company's debt primarily consists of the following at March 31, 2001: (i) term loan of $750,000 at to GMAC, due in quarterly principal installments of $125,000 with an interest rate of 2.0 percent above the lenders alternate base rate; (ii) note payable of $300,000 to corporations’, secured by specific inventory; (iii) note payable of $100,000 to the founder of the Company (iv) settlement fee debt of $449,750, and (v) note payable of $2,000,000 to GMAC, due in February 2010.

The Company’s credit facility with GMAC is an asset based line of credit secured by accounts receivable and inventory and is the primary source for the Company to finance its operations and growth.  At March 31, 2001 the balance on the credit facility was $23,986,550.  Because of the non-recurring costs associated with the re-auditing of the Company’s financial statements and the ongoing federal investigations, the Company has used its line of credit to pay these costs.  As a result, the Company may need to increase its capital base in order to continue to meet its growth objectives.  There can be no assurance that such additional capital will be available on a timely basis or at acceptable terms.

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

(1)         Filed with the Company’s Registration Statement on Form SB-2 dated March 3, 1997.

(2)         Filed with the Company’s Current Report on Form 8-K dated August 29, 1997.

(3)         Filed with the Company’s Registration Statement on Form 10-KSB dated April 20, 1998.

(4)         Filed with the Company’s Form 10-KSB dated April 11, 2000

        (b) Reports on Form 8-K.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 21, 2001	AVIATION DISTRIBUTORS, INC.
	By:	/s/ William D. King
William D. King
Chief Executive Officer
Chairman and Director
(Principal Executive Officer)
	By:	/s/ Gary L. Joslin
Gary Joslin
Gary L. Joslin
Chief Financial Officer
and Director (Principal
Accounting Officer)