Form 10-Q
period 2001-06-30
AVIATION DISTRIBUTORS INC
filed 2001-08-20
CIK 1018645

As filed with the Securities and Exchange Commission on August 20, 2001

Registration No. 333–8061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from __________ to ___________.

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

YES  ☒             NO  ☐

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,389,487 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF June 30, 2001.

AVIATION DISTRIBUTORS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000
ASSETS
CURRENT ASSETS:
Accounts receivable, net of allowance for doubtful accounts of $485,000 and $666,000 at December 31, 2000 and June 30, 2001, respectively	$10,255,793	$10,663,927
Other receivables	27,077	33,212
Inventories	1,294,247	1,188,495
Prepaid expenses	399,756	192,023
Deferred tax asset	10,616	10,616

Total current assets	11,987,489	12,188,273

PROPERTY AND EQUIPMENT.	1,195,783	1,131,228
Less - accumulated depreciation	759,925	658,851

	435,858	472,377

Inventories-non current	10,398,073	11,722,025
Notes receivable from founder	408,718	408,718
Debt issue costs, net	1,733,328	2,033,330
Other assets.	143,730	43,730

	$25,107,195	$26,768,453

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Checks issued not yet presented for payment	$450,820	$420,393
Accounts payable	5,035,930	3,507,692
Accrued liabilities	824,270	928,650
Line of credit	24,070,171	23,692,099
Current portion of long-term debt	1,115,578	959,301
Current portion of capital lease obligations	10,163	11,214

Total current liabilities	31,506,932	29,519,349

Long-term debt, net of current portion.	2,359,173	2,922,925

Capital lease obligations, net of current portion	5,310	10,567

Deferred tax liability.	10,616	10,616

STOCKHOLDERS' DEFICIT:
Preferred stock, par value of $0.01, 3,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value of $0.01, 10,000,000 shares authorized; 3,432,487 shares issued and 3,389,487 shares outstanding at December 31, 2000 and June 30, 2001,	34,325	34,325
Additional paid in capital	7,046,166	7,046,166
Unamortized debt discount	(709,179)	(750,093)
Accumulated deficit	(15,072,843)	(11,952,098)
Treasury stock, 43,000 shares at cost	(73,304)	(73,304)

Total stockholders' deficit	(8,774,835)	(5,695,004)

	$25,107,195	$26,768,453

AVIATION DISTRUBUTIORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

NET DISTRIBUTED SERVICES AND INVENTORY SALES	$6,701,602	$9,998,011	$18,412,662	$18,272,039
COST OF SALES	6,327,044	7,463,507	15,447,761	13,680,503

Gross profit	374,558	2,534,504	2,964,901	4,591,536
SELLING AND ADMINISTRATIVE EXPENSES	2,840,324	1,596,078	4,524,939	3,023,899
NON-RECURRING EXPENSES	-	16,676	11,379	22,376

Income from operations	(2,465,766)	921,750	(1,571,417)	1,545,261
OTHER (EXPENSE) INCOME:
Interest expense	(736,017)	(858,463)	(1,562,130)	(1,418,425)
Interest income	6,131	12,262	13,602	12,262
Other income	-	4,889	-	4,889

Income (loss) before provisionfor income taxes	(3,195,653)	80,438	(3,119,945)	143,987
PROVISION FOR INCOME TAXES	-	-	800	-

NET INCOME (LOSS)	$(3,195,653)	$80,438	$(3,120,745)	$143,987

NET INCOME PER SHARE:
Basic	$(0.94)	$0.02	$(0.92)	$0.04

Diluted	$(0.94)	$0.02	$(0.92)	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	3,389,487	3,348,261	3,389,487	3,346,380

Diluted	3,389,487	3,957,775	3,389,487	4,065,373

AVIATION DISTRUBUTIORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common stock		Treasury stock		Additional paid in capital	Unamortized debt discount	Accumulated deficit	Total stockholders' deficit

	Number		Number
	of shares	Amount	of shares	Amount

Balance at January 1, 2000	3,387,500	$33,875	43,000	$(73,304)	$6,213,749	$-	$(9,499,910)	$(3,325,590)

Fair value of warrants issued for debt amendment	-	-	-	-	818,283	$(750,093)	-	68,190

Stock options exercised	44,987	450	-	-	14,134	-	-	14,584

Net loss	-	-	-	-	-	-	(2,452,188)	(2,452,188)

Balance at December 31, 2000	3,432,487	34,325	43,000	(73,304)	7,046,166	$(750,093)	(11,952,098)	(5,695,004)

Amortization of debt discount	-	-	-	-	-	40,914	-	40,914

Net loss	-	-	-	-	-	-	(3,120,745)	(3,120,745)

Balance at June 30, 2001	3,432,487	$34,325	43,000	$(73,304)	$7,046,166	$(709,179)	$(15,072,843)	$(8,774,835)

AVIATION DISTRIBUTORS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$(3,120,745)	$143,987
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	241,989	179,451
Immaculate cashless stock option exercise	-	14,584
Changes in assets and liabilities:
Accounts receivable, net	408,134	(3,688,694)
Other receivables	6,135	(33,334)
Inventories	1,218,200	(3,355,817)
Prepaid expenses	(107,733)	(70,013)
Accounts payable	1,528,238	277,448
Increase in checks issued not yet presented for payment	30,427	609,474
Accrued liabilities	(123,985)	66,465

Net cash provided by (used in) operating activities	80,661	(5,856,449)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(64,555)	(67,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	17,667,203	21,050,995
Principal payments on line of credit	(17,289,130)	(14,453,573)
Principal payments of long-term debt	(387,870)	(669,515)
Principal payments of capital lease obligations	(6,309)	(3,722)

Net cash (used in) provided by financing activities	(16,106)	5,924,185

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$856,445	$1,335,088

Noncash financing activity:
Capitalized loan issue costs, due in the form of a promissory note	$-	$2,000,000

Warrants issued in connection with the amendment of the Company's credit facility	$-	$500,000

AVIATION DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations for the three and six month periods ended June 30, 2001, and 2000, and cash flows for the three and six month periods ended June 30, 2001 and 2000.  The results of operations and cash flows for the six month period ended June 30, 2001 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2001.

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

NOTE 2 - REALIZATION OF ASSETS

The Company is highly leveraged. Furthermore, the Company’s liquidity and ability to meet its obligations as they become due for the remainder of 2001 are subject to, among other things, continued access to the Company’s Credit Facility and compliance with the terms and covenants of the Company’s Credit Facility.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company sustained substantial losses in 1999, 2000 and 2001; has used, rather than provided, cash in its operations in 1999, 2000 and 2001; and has deficits in working capital and stockholders’ equity at December 31, 2000 and June 30, 2001.

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

In October 2000, the Company entered into a plea agreement with the U.S. Attorney's Office in Los Angeles, California under which the Company entered a guilty plea to a three-count criminal information alleging that the Company conspired to violate Title 15, United States Code, Sections 77q(a)and 77x, and violated Title 15, United States Code, Sections 77x,78m(b)(2)(A), 78m(b)(5) and 78ff, and Title 17, Code of Federal Regulations, Section 240.13b2-1 in connection with the preparation of the Company's financial records and the filing of the Company's financial statements during the period through approximately August 1997. As a part of the plea agreement, the Company agreed to pay a total fine of $750,000 payable $50,000 at the time of sentencing (which occurred in November 2000), $150,000 on March 31, 2001, $250,000 on March 31, 2002, and $300,000 on March 31, 2003. In addition, the Company was placed on probation until the fine is paid in full or until December 31, 2002, whichever is later.  The settlement fine has been recorded as $642,016, in the Company's statement of operations as of September 30, 2000 based on the present value on that date of the proposed payments (using a 10% interest assumption).  The Company has paid the first two installments on this settlement as of June 30, 2001.

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

NOTE 4 – DEBT ARRANGEMENTS

On February 23, 2000, the Company amended its Credit Facility with GMAC to extend the loan maturity date to June 24, 2010. In conjunction with this amendment, GMAC was issued 208,762 warrants.  These warrants and 126,600 warrants issued to GMAC in 1998 gave GMAC warrants equal to 9.9% of the outstanding stock of the Company or 335,362 warrants.  The exercise price of the warrants is $0.25 and the warrants expire on February 28, 2010.  The fair value of the total warrants issued to GMAC was determined to be $818,000 and such warrants are being amortized to interest expense over a ten-year period beginning in 2000.

As a condition for the extension of the credit facility, the Company entered into a $2,000,000 promissory note, due in a balloon payment on the earlier of February 1, 2010, or if the Company’s stock reaches a $6.00 per share value over 10 consecutive trading days, or the occurrence of one of several events, none of which have occurred.  The $2,000,000 has been reflected as debt issue costs in the accompanying consolidated balance sheet and is being amortized to interest expense over the ten-year term of the promissory note.  The note bears interest at GMAC’s Alternate Base Rate and interest is payable semi-annually. GMAC has a fully perfected security interest against all assets of the Company and to a personal guarantee and pledge of 1,000,000 shares of the Company’s common stock from the Company’s founder.

On September 12, 2000 the Company received approval from GMAC for a $10 million working capital line to finance the purchase of inventory related to the servicing of the Company’s contracts with major foreign airlines.  The Company implemented the use of this line in October, 2000 which is guaranteed by the export-import Bank of the United States, the official export credit agency of the U.S. government and which carries an interest rate of Prime plus 1.0%.  The working capital line is used in conjunction with the Company’s $26.8 million Credit Facility.

At June 30, 2001, the Company was not in compliance with certain of the covenants of its line of credit with GMAC including an overadvance on its line of credit exceeding the Company’s asset borrowing base of $2,206,695.  GMAC has waived the covenant violations for the quarter ended June 30, 2001.

NOTE 5 –SALES

As can be seen in the table below, the Company derives the majority of its revenue from distributed services sales.  These sales involve the Company taking possession of inventory purchased in order to fulfill a customer sales order.  The purchases are generally received and inspected by the Company before being shipped on to the customer.  The remainder of the Company’s revenue is derived through the sale of inventory the Company has purchased in bulk purchases and put into stock.  As can be seen below, these bulk purchases have historically had gross margins substantially higher than the Company’s distributed services sales.  See Note 6 Inventory for further discussion on these inventories purchased for stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in 000’s)		(in 000’s)
Distributed Services Sales	$5,734	$8,963	$16,642	$16,547
Costs of Distributed Services Sales	5,069	7,118	13,882	12,991

Gross Margin	664	1,845	2,760	3612
Gross Margin%	11.6%	20.6%	16.6%	21.8%

Bulk Purchased Inventory Sales	$967	$1,035	$1,771	$1,725
Costs of Bulk Purchased Inventory Sales	611	346	920	690

Gross Margin	356	690	851	1,035
Gross Margin%	36.8%	66.6%	48.1%	60.0%

The Company’s return policy allows customers up to ten days to return parts if proper regulatory documentation has not been included.  Returns occurring after that are at the Company’s discretion and include restocking fees.  Historically, returns have not been material to gross revenue.

For the six months ended June 30, 2001 and 2000, approximately 59.3% and 68.5%, respectively, of the Company’s net sales were export sales.  Export sales by region were approximately as follows:

	June 30,

	2001	2000

Pacific Rim	4.2%	2.7%
Europe	20.2	31.8
Latin/South America	30.5	24.6
Africa/Middle East	4.4	9.4

	59.3%	68.5%

NOTE 6 –INVENTORY

Historically, the Company has made bulk purchases of inventory.  In general, bulk inventory purchases allow the Company to obtain large inventories of aircraft parts at a lower cost than can ordinarily be obtained by purchasing such parts on an individual basis.  Inventory acquired through bulk purchases is often not expected to be sold immediately and will often take many years to dispose.  However, the Company normally yields a higher margin on sales of inventory acquired through bulk purchases as opposed to inventory acquired for immediate sale.  The Company determines a reserve for obsolescence or excess inventory by comparing the carrying value of inventory to current broker prices, by getting periodic appraisals and by reviewing sales activities of bulk purchased inventory by purchase class.  The Company has a reserve for excess and/or obsolete inventory of $1,136,000 at June 30, 2001.

In the current quarter, the Company has changed an accounting policy as it relates to inventory classifications.  Due to the nature of the inventory on-hand as described above, the Company believes it is more appropriate to make an estimation based on historical averages of inventory to be sold within one year and classify the remaining balances of inventory as non-current.  In the current quarter, the Company has classified $10,398,000 as non-current.

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

Overview

Net sales consist primarily of gross sales, net of allowance for returns and other adjustments. Cost of sales consists primarily of product costs, freight charges and an inventory provision for damaged, excess and obsolete products. Product costs consist of the acquisition costs of the products and costs associated with repairs, maintenance and certification.

Net sales and gross profit fluctuate based on the volume and timing of sales orders received during the period and the mix of aircraft parts contained in the Company's inventory. The timing of bulk inventory purchases can impact sales and gross profit. In general, bulk inventory purchases allow the Company to obtain large inventories of aircraft parts at a lower cost than can ordinarily be obtained by purchasing such parts on an individual basis.

Continuing Developments in the Company’s Market Environment

Economic and other factors that are affecting the airline industry have negatively impacted, and may continue to negatively impact, the Company’s business.  Pricing of the inventory the Company needs for its business is affected to a degree by the overall economic condition of the airline industry, which has historically been volatile.  The demand for after-market aircraft engines and parts is driven primarily by flying hours or cycles.  These parts must be serviced or replaced at scheduled intervals.  As a result, the demand for after-market parts is a function of the volume of worldwide air traffic.  Additionally, factors such as the price of fuel affect the aircraft parts market, since older aircraft (into which repaired or overhauled aircraft parts are most often placed) become less economically viable as the price of fuel increases. During a downturn in the aviation industry, there may be reduced overall demand for the products the Company provides, lower selling prices for its products and increased credit risk associated with doing business with industry participants.

The aircraft parts aftermarket experienced a downturn during 2000, which has continued into 2001. As a result, a number of companies in the industry have encountered financial difficulties. Consequently, many companies within the industry have been forced to sell inventory at reduced prices in order to generate cash. The Company's gross margin and fair value of inventory have been negatively affected by these deteriorating conditions.  Additionally, according to reports by a few large airlines, during the first half of 2001, the airline industry has begun to experience a slowdown in overall traffic, which the Company's management believes has reduced demand for aftermarket parts. The Company has experienced the affects of this downturn in the second quarter of 2001.  As a result, the Company has recorded an inventory write-down of $650,000 for excess quantities and lower of cost or market writedowns. Further, the Company’s revenues are down 43% from the first quarter of 2001.

The following table sets forth certain information relating to the Company's operations for the three months ended June 30, 2001 and 2000 (dollars in thousands):

	THREE MONTHS ENDED JUNE 30,
	2001		2000

Net sales	$6,702	100.0%	$9,998	100.0%
Cost of sales	$6,327	94.4%	7,463	74.6%

	$375	5.6%	2,535	25.4%

Selling and administrative expenses	$2,840	42.4%	1,596	16.0%
Non-recurring expenses	$-	0.0%	17	0.2%

Income (loss) from operations	$(2,466)	(36.8%)	922	9.2%

Interest expense, net	$730	10.9%	846	8.5%
Other income		0.0%	5	0.1%

Net income (loss)	$(3,196)	(47.7%)	$81	0.8%

Net sales.  Net sales decreased from $10.0 million for the three months ended June 30, 2000 to $6.7 million for the three months ended June 30, 2001, a decrease of $3.3 million or 33.0%.  This decrease was mainly the result of an overall slowdown in the aviation industry as a whole causing a decrease in demand for the Company’s inventory sales.

Cost of sales.  Cost of sales decreased from $7.5 million for the three months ended June 30, 2000 to $6.3 million for the three months ended June 30, 2001, a decrease of $1.1 million or 15.2%.  This decrease was primarily attributable to the 33.0% decrease in net sales, increases in the Company’s reserves for excess and obsolete inventory and the overall decrease in gross margins due to the decline in the aviation market as a whole.

Gross profit.  Gross profit decreased from $2.5 million or 25.4% of net sales for the three months ended June 30, 2000 to $.4 million or 5.6% of net sales for the three months June 30, 2001, a decrease of $2.2 million or 85.2%. The decrease in gross profit dollars and percentage of net sales is due to the substantial increase in inventory reserves and pricing pressures due to the overall industry slowdown.

Selling and administrative expenses.  Selling and administrative expenses consisted primarily of wages and commission expense, bad debt expense, rent expense, professional fees, consulting expenses and travel expenses.  The Company’s selling and administrative expense increased from $1.6 million for the three months ended June 30, 2000 to $2.8 million for three months ended June 30, 2001, an increase of $1.2 million or 78%.  This increase is due primarily to increased reserves for bad debt caused by both customers’ and vendors’ financial statuses deteriorating through the aviation industry slow-down, professional fees and travel expenses as the Company has tried to increase sales through new distribution channels.

Income from operations.  The Company had income from operations of $.9 million for the three months ended June 30, 2000 compared to a loss from operations of $2.5 million for the three months ended June 30, 2001, a decrease of $3.4 million or 367.5%.  The decrease in operating income is due to the decrease in gross margins and increases in selling and administrative expenses.

Interest expenses.  Net interest expense decreased from $846,000 for the three months ended June 30, 2000 to $730,000 for the three months ended June 30, 2001.  This decrease was due to decreases in the Company’s lending rate experienced in the second quarter.

Net income.     The Company had net income of $81,000 for the three months ended June 30, 2000 compared to a loss of $3.2 million for the three months ended June 30, 2001, due to the foregoing factors.

The following table sets forth certain information relating to the Company’s operations for the six months ended June 30, 2001 and 2000 (dollars in thousands):

	SIX MONTHS ENDED JUNE 30,
	2001		2000

Net sales	$18,413	100.0%	$18,272	100.0%
Cost of sales	15,448	83.9%	13,681	74.9%

	2,965	16.1%	4,591	25.1%

Selling and administrative expenses	4,536	24.6%	3,024	16.5%
Non-recurring expenses	-	0.0%	22	0.1%

Income (loss) from operations	(1,571)	(8.5%)	1,545	8.5%

Interest expense, net	1,549	8.4%	1,406	7.7%
Other income	-	0.0%	5	0.0%

Income (loss) before provision for income taxes	(3,120)	(16.9%)	144	0.8%

Provision for income taxes	1	0.0%	-	0.0%
Net income (loss)	$(3,121)	(16.9%)	$144	0.8%

Net sales.  Net sales were $18.3 million for the six months ended June 30, 2000 and $18.4 million for the six months ended June 30, 2001.  There have been substantial changes in the Company’s customer base due to the overall decline in the aviation industry.  The Company has increased its market share in South America and has incurred slowdowns in its European sales.

Cost of sales.  Cost of sales increased from $13.7 million for the six months ended June 30, 2000 to $15.4 million for the six months ended June 30, 2001, an increase of $1.8 million or 12.9%.  This increase was primarily attributable to pricing pressures due to the industry slow-down realized in the second quarter of 2001 and increases in reserves for inventories.

Gross profit.  Gross profit decreased from $4.6 million or 25.1% of net sales for the six months ended June 30, 2000 to $3.0 million or 16.1% of net sales for the six months June 30, 2001, a decrease of $1.6 million or 35.4%.  The decrease in gross profit dollars and percentage of net sales is due to the substantial increase in inventory reserves and pricing pressures due to the overall industry slowdown.

Selling and administrative expenses.  Selling and administrative expenses consisted primarily of wages and commission expense, bad debt expense, rent expense, professional fees, consulting expenses and travel expenses.  The Company’s selling and administrative expense increased from $3.0 million for the six months ended June 30, 2000 to $4.5 million for six months ended June 30, 2001, an increase of $1.5 million or 50.0%.  This increase is due primarily to increased bad debt expenses caused by both customers and vendors financial status deteriorating through the aviation industry slow-down, professional fees and travel expenses as the Company has tried to increase sales through new distribution channels.

Income from operations.  The Company had income from operations of $1.5 million for the six months ended June 30, 2000 compared to a loss from operations of $1.6 million for the six months ended June 30, 2001.  The loss from operations is due to the decrease in gross margins and increases in selling and administrative expenses.

Interest expenses.  Interest expense increased from $1.4 million for the six months ended June 30, 2000 to $1.5 million for the six months ended June 30, 2001.  This increase was due to the Company’s greater use of the Company’s line of credit somewhat offset by decreases in the Company’s lendor’s lending rate.

Net income.  The Company had net income of $144,000 for the six months ended June 30, 2000 compared to a loss of $3.1 million for the six months ended June 30, 2001, due to the foregoing factors.

Liquidity and Capital Resources

The Company’s operating activities used $5.9 million and provided $.1 million in the six months ended June 30, 2000 and 2001, respectively.  The largest cash uses in the 2000 period were an increase in accounts receivable of $3.7 million, an increase in inventory of $3.4 million which includes a bulk purchase of $3.6 million, offset by an increase in accounts payable and checks issued not yet presented for payment totalling $.9 million.  For the 2001 period, cash was provided by operating activities primarily from increases in accounts payable of $1.5 million and a decrease in inventory (predominantly due to increased excess, obsolete and lower of cost or market reserves) and accounts receivable of $1.2 million and $.4 million, respectively.

The 2000 financing activities provided cash of $5.9 million, resulting from an increase in line of credit borrowings of $6.6 million offset by principal payments on long-term debt of $.7 million. The 2001 financing activities used $16,000 of cash due to principal payments on long-term debt and capital leases of $394,000 offset by a $378,000 increase on the Company’s line of credit borrowings.

The Company had a working capital deficit of $19.5 million and $17.3 million as of June 30,2001 and 2000, respectively.  This was primarily due to increases in borrowings on the Company’s line of credit and accounts payable resulting from the cash requirements for increases in the Company’s operating losses and increases in the Company’s reserves for excess and obsolete inventory and bad debts.

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

The Company's long–term debt consists of the following at June 30, 2001: (i) term loan of $625,000 to GMAC, due in quarterly principal installments of $125,000 with an interest rate of 2.0 percent above the lenders alternate base rate; (ii) note payable of $100,000 to the founder of the Company (iii) capital lease obligations of $15,472, (v) settlement fee debt of $449,752, (iv) note payable of $2,000,000 to GMAC, due in February 2001, and (v) note payable of $300,000 to corporations', secured by specific inventory.

The Company’s credit facility with GMAC is an asset-based line of credit secured by account receivable and inventory and is the primary source for the Company to finance its operations and growth.  At June 30, 2001 the balance on the credit facility was $24,070,171.  The Company may need to increase its capital base in order to continue to meet its growth objectives.  There can be no assurance that such additional capital will be available on a timely basis or at acceptable terms.

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

Date	June 30, 2001	AVIATION DISTRIBUTORS, INC.

		By:	/s/ William D. King

William D. King
Chief Executive Officer
Chairman and Director
(Principal Executive Officer)

		By:	/s/ Gary Joslin

Gary L. Joslin
Chief Financial Officer
and Director (Principal
Accounting Officer)