Form 10-Q
period 2001-09-30
AVIATION DISTRIBUTORS INC
filed 2001-11-19
CIK 1018645

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON_______ __, 2001
                                                       REGISTRATION NO. 333-8061
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 2001
                               ----------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from                    to
                               -------------------  -------------------


                         Commission file number 0-29028

                           AVIATION DISTRIBUTORS, INC.
                     ---------------------------------------
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

                                 YES (X) NO ( )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,389,487 SHARES OF COMMON STOCK, $.01 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF September 30, 2001.

                                 AVIATION DISTRIBUTORS, INC.
                                 CONSOLIDATED BALANCE SHEETS

                                                                                           SEPTEMBER 30,   DECEMBER 31,
                                            ASSETS                                             2001            2000
                                                                                           ------------    ------------
                                                                                            (UNAUDITED)
CURRENT ASSETS:
      Accounts receivable, net of allowance
       for doubtful accounts of $1,532,000 and $485,000 at
       September 30, 2001 and December 31, 2000, respectively ..........................   $  7,903,423    $ 10,663,927
      Other receivables ................................................................         58,955          33,212
      Inventories ......................................................................      1,775,072       1,188,495
      Prepaid expenses .................................................................        553,422         292,023
      Deferred tax asset ...............................................................         10,616          10,616
                                                                                           ------------    ------------
           Total current assets ........................................................     10,301,488      12,188,273
                                                                                           ------------    ------------
PROPERTY AND EQUIPMENT .................................................................      1,201,446       1,131,228
      Less - accumulated depreciation ..................................................        807,254         658,851
                                                                                           ------------    ------------
                                                                                                394,192         472,377
                                                                                           ------------    ------------

Inventories-non-current ................................................................      7,977,118      11,722,025
Notes receivable from founder ..........................................................        408,718         408,718
Debt issue costs, net ..................................................................      1,683,327       1,833,330
Other assets ...........................................................................        143,730         143,730
                                                                                           ------------    ------------
                                                                                           $ 20,908,573    $ 26,768,453
                                                                                           ============    ============
                            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Checks issued not yet presented for payment ......................................   $    603,484    $    420,393
      Accounts payable .................................................................      4,430,827       3,507,692
      Accrued liabilities ..............................................................        568,601         928,650
      Line of credit ...................................................................     23,882,245      23,692,099
      Current portion of long-term debt ................................................      1,027,635         959,301
      Current portion of capital lease obligations .....................................          9,960          11,214
                                                                                           ------------    ------------
           Total current liabilities ...................................................     30,522,752      29,519,349
                                                                                           ------------    ------------
Long-term debt, net of current portion .................................................      2,368,595       2,922,925
                                                                                           ------------    ------------
Capital lease obligations, net of current portion ......................................          2,711          10,567
                                                                                           ------------    ------------
Deferred tax liability .................................................................         10,616          10,616
                                                                                           ------------    ------------

STOCKHOLDERS' DEFICIT:
      Preferred stock, par value of $0.01, 3,000,000
       shares authorized; none issued and outstanding ..................................           --              --
      Common stock, par value of $0.01, 10,000,000 shares
       authorized; 3,389,487 shares issued
       and 3,432,487 shares outstanding at
       September 30, 2001 and December 31, 2000, .......................................         34,325          34,325
      Additional paid in capital .......................................................      7,046,166       7,046,166
      Unamortized debt discount ........................................................       (688,723)       (750,093)
      Accumulated deficit ..............................................................    (18,314,565)    (11,952,098)
      Treasury stock, 43,000 shares at cost ............................................        (73,304)        (73,304)
                                                                                           ------------    ------------
           Total stockholders' deficit .................................................    (11,996,101)     (5,695,004)
                                                                                           ------------    ------------

                                                                                           $ 20,908,573    $ 26,768,453
                                                                                           ============    ============

 The accompanying notes are an integral part of these consolidated statements.

                         AVIATION DISTRIBUTORS, INC.
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                               ----------------------------    ----------------------------
                                                   2001            2000            2001            2000
                                               ------------    ------------    ------------    ------------
NET DISTRIBUTED SERVICES AND INVENTORY SALES   $  6,234,049    $ 10,112,580    $ 24,646,711    $ 28,384,619
COST OF SALES ..............................      6,257,483       7,432,087      21,706,731      21,112,590
                                               ------------    ------------    ------------    ------------

        Gross profit .......................        (23,434)      2,680,493       2,939,980       7,272,029
SELLING AND ADMINISTRATIVE EXPENSES ........      2,468,339       1,539,965       7,004,657       4,563,865
SETTLEMENT FINE ............................           --           642,016            --           642,016
NON-RECURRING EXPENSES .....................           --           215,985            --           238,361
                                               ============    ============    ============    ============

        Income (loss) from operations ......     (2,491,773)        282,527      (4,064,677)      1,827,787
OTHER (EXPENSE) INCOME:
        Interest expense ...................       (752,014)       (863,639)     (2,314,144)     (2,282,064)
        Interest income ....................          6,131          10,744          19,733          23,006
        Other income .......................           --                 2            --             4,891
                                               ------------    ------------    ------------    ------------

        Loss before provision
         for income taxes ..................     (3,237,656)       (570,366)     (6,359,088)       (426,380)
PROVISION FOR INCOME TAXES .................          2,579            --             3,379            --
                                               ============    ============    ============    ============

        NET LOSS ...........................   $ (3,240,235)   $   (570,366)   $ (6,362,467)   $   (426,380)
                                               ============    ============    ============    ============

NET LOSS PER SHARE:
        Basic and Diluted ..................   $      (0.96)   $      (0.17)   $      (1.88)   $      (0.13)
                                               ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
        Basic and Diluted ..................      3,389,487       3,352,278       3,389,487       3,348,360
                                               ============    ============    ============    ============

 The accompanying notes are an integral part of these consolidated statements.

                                    AVIATION DISTRIBUTORS, INC.
                          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                             2001            2000
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss ..........................................................   $ (6,362,467)   $   (426,380)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
    Depreciation and amortization ....................................        359,777         289,980
    Provision for inventory reserve ..................................      1,931,000            --
    Provision for reserve for bad debt ...............................      1,047,000            --
    Immaculate cashless stock option exercise ........................           --            14,584
    Changes in assets and liabilities:
         Accounts receivable, net ....................................      1,713,504      (5,549,246)
         Other receivables ...........................................        (25,743)        (42,815)
         Inventories, net ............................................      1,227,330      (3,336,174)
         Prepaid expenses ............................................       (261,399)       (164,106)
         Other assets ................................................           --            (1,278)
         Accounts payable ............................................        923,135         940,186
         Increase in checks issued not yet presented for payment .....        183,091         349,993
         Accrued liabilities .........................................       (360,049)        298,703
                                                                         ------------    ------------

           Net cash provided by (used in) operating activities .......        375,179      (7,626,553)
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ...............................        (70,217)        (80,332)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit ......................................     24,237,815      30,074,978
   Principal payments on line of credit ..............................    (24,047,669)    (22,335,694)
   Borrowings on long-term debt ......................................           --           643,291
   Principal payments of long-term debt ..............................       (485,997)       (670,856)
   Principal payments of capital lease obligations ...................         (9,111)         (4,834)
                                                                         ------------    ------------


            Net cash (used in) provided by financing activities ......       (304,962)      7,706,885
                                                                         ------------    ------------

Net change in cash and cash equivalents ..............................           --              --
Cash and cash equivalents at beginning of period .....................           --              --
                                                                         ------------    ------------

Cash and cash equivalents at end of period ...........................   $       --      $       --
                                                                         ============    ============


SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
    Interest .........................................................   $  2,355,324    $  2,136,225
                                                                         ============    ============

   Noncash financing activity:
    Capitalized loan issue costs, due in the form of a promissory note   $       --      $  2,000,000
                                                                         ============    ============

    Warrants issued in connection with the amendment of the Company's
         credit facility .............................................   $       --      $    500,000
                                                                         ============    ============

 The accompanying notes are an integral part of these consolidated statements.

                           AVIATION DISTRIBUTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of its operations for the three and nine month periods ended September 30, 2001, and 2000, and cash flows for the nine month periods ended September 30, 2001 and 2000. The results of operations and cash flows for the nine month period ended September 30, 2001 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2001.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in connection with the Company's December 31, 2000 financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB.

NOTE 2 - REALIZATION OF ASSETS

The Company is highly leveraged. Furthermore, the Company's liquidity and ability to meet its obligations as they become due for the remainder of 2001 are subject to, among other things, continued access to the Company's Credit Facility and compliance with the terms and covenants of the Company's Credit Facility.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company sustained substantial losses in 1999, 2000 and 2001; has used, rather than provided, cash in its operations in 1999 and 2000; and has deficits in working capital and stockholders' equity at December 31, 2000 and September 30, 2001.

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


NOTE 3  - CLASS ACTION LAWSUITS AND GOVERNMENT INVESTIGATIONS:

In October 1997, the Company, its founder, its directors, certain of its officers, a former officer and director, its former auditor and its underwriter were named in three civil suits filed as class actions on behalf of individuals claiming to have purchased the Company's Common Stock during the period from March 1997 to September 1997, and seeking damages for violation of federal securities laws. The federal court approved the settlement of these three suits in March 1999. In connection with the settlement, the Company incurred total expenses of $620,000 in 1999, of which $140,000 was paid in cash and $480,000 was the value of 80,000 shares of Common Stock issued to the plaintiffs at the time of the settlement.

In May 2000, in connection with an investigation by the Securities and Exchange Commission (the "SEC") of alleged violations of federal securities laws by the Company, the Company consented to the entry of a federal court injunction enjoining the Company from future violations of the federal securities laws. The Company did not admit or deny any allegations made by the SEC in the investigation.

In October 2000, the Company entered into a plea agreement with the U.S. Attorney's Office in Los Angeles, California under which the Company entered a guilty plea to a three-count criminal information alleging that the Company conspired to violate Title 15, United States Code,
Sections 77q(a)and 77x, and violated Title 15, United States Code, Sections 77x,78m(b)(2)(A), 78m(b)(5) and 78ff, and Title 17, Code of Federal Regulations,
Section 240.13b2-1 in connection with the preparation of the Company's financial records and the filing of the Company's financial statements during the period through approximately August 1997. As a part of the plea agreement, the Company agreed to pay a total fine of $750,000 payable $50,000 at the time of sentencing (which occurred in November 2000), $150,000 on March 31, 2001, $250,000 on March 31, 2002, and $300,000 on March 31, 2003. In addition, the Company was placed on probation until the fine is paid in full or until December 31, 2002, whichever is later. The settlement fine has been recorded as $642,016, in the Company's statement of operations as of September 30, 2000 based on the present value on that date of the proposed payments (using a 10% interest assumption). The Company has paid the first two installments on this settlement as of September 30, 2001.

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

As a condition for the extension of the credit facility, the Company entered into a $2,000,000 promissory note, due in a balloon payment on the earlier of February 1, 2010, or if the Company's stock reaches a $6.00 per share value over 10 consecutive trading days, or the occurrence of one of several events, none of which have occurred. The $2,000,000 has been reflected as debt issue costs in the accompanying consolidated balance sheet and is being amortized to interest expense over the ten-year term of the promissory note. The note bears interest at GMAC's Alternate Base Rate and interest is payable semi-annually. GMAC has a fully perfected security interest against all assets of the Company and to a personal guarantee and pledge of 1,000,000 shares of the Company's common stock from the Company's founder.

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

As of September 30, 2001, the Company was not in compliance with certain of the covenants of its line of credit with GMAC including an over advance on its line of credit exceeding the Company's asset borrowing base of $2,674,445. GMAC has waived the covenant violations for the quarter ended September 30, 2001.

NOTE 5 -SALES

As can be seen in the table below, the Company derives the majority of its revenue from distributed services sales. These sales involve the Company taking possession of inventory purchased in order to fulfill a customer sales order. The purchases are generally received and inspected by the Company before being shipped on to the customer. The remainder of the Company's revenue is derived through the sale of inventory the Company has purchased in bulk purchases and put into its stock. As can be seen below, these bulk purchases have historically had gross margins substantially higher than the Company's distributed services sales. See Note 6 for further discussion on these inventories purchased for stock purposes.


                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                      ------------------    ------------------
                                        2001       2000       2001       2000
                                      -------    -------    -------    -------
                                          (in 000's)            (in 000's)
Distributed Services Sales            $ 5,479    $ 9,137    $22,721    $25,684
Costs of Distributed Services Sales     4,543      7,161     18,509     20,152
Gross Margin                              936      1,976      4,212      5,532
Gross Margin %                           17.1%      21.6%      18.5%      21.5%

Bulk Purchased Inventory Sales        $   755    $   975    $ 1,926    $ 2,700
Costs of Purchased Inventory Sales        429        271      1,267        961
Provision for Inventory Reserve         1,285          -      1,931          -
Gross Margin                             (959)       704     (1,272)     1,740
Gross Margin %                       (1,270.2)%     72.2%     (66.0)%     64.4%

The Company's return policy allows customers up to ten days to return parts if proper regulatory documentation has not been included. Returns occurring after that are at the Company's discretion and include restocking fees. Historically, returns have not been material to gross revenue.

Export sales for the nine months ended September 30, 2001 and 2000, were approximately 59.5% and 66.0%, respectively, of the Company's net sales. Export sales by region were approximately as follows:


                                                               SEPTEMBER 30,
                                                          -----------------------
                                                          2001               2000
                                                          ----               ----
Pacific Rim                                                4.3%               4.9%
Europe                                                    21.3               30.8
Latin/South America                                       29.3               20.8
Africa/Middle East                                         4.6                9.5
                                                          ----               ----
                                                          59.5%              66.0%
                                                          ====               ====


NOTE 6 -INVENTORY

Historically, the Company has made bulk purchases of inventory. In general, bulk inventory purchases allow the Company to obtain large inventories of aircraft parts at a lower cost than can ordinarily be obtained by purchasing such parts on an individual basis. Inventory acquired through bulk purchases is often not expected to be sold immediately and will often take many years to dispose. However, the Company normally yields a higher margin on sales of inventory acquired through bulk purchases as opposed to inventory acquired for immediate sale. The Company determines its reserve for obsolescence or excess inventory by comparing the carrying value of inventory to current broker prices, by getting periodic appraisals and by reviewing sales activities of bulk purchased inventory by purchase class. The Company has a reserve for lower of cost or market estimate and excess and/or obsolete inventory of $2,421,000 and $490,000 at September 30, 2001 and December 31, 2000, respectively.

The Company has approximately 90,000 stock keeping units ("sku") in its inventory stock. In the current quarter, the Company has undertaken to test its inventory by sku for the need of lower of cost or market and obsolescence reserves. In the current quarter, approximately 37% of the Company's inventory has been analyzed through a detailed market analysis, which consists of Company sales personnel seeking quotes for each of its sku's. In the current quarter, this analysis resulted in additional reserves for the Company's inventory of approximately $1.3 million. The Company anticipates to continue this policy at each quarter and anticipates analyzing a similar percentage of its inventory each quarter.

Due to the nature of the inventory on-hand as described above, the Company believes it is appropriate to make an estimation based on historical averages of inventory to be sold within one year and classify the remaining balances of inventory as non-current. The Company has classified $7,977,000 and $11,722,000 as non-current inventories as of September 30, 2001 and December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion includes the operations of the Company for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, which are included elsewhere in this document.

This discussion contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such forward looking statements involve risks and uncertainties and actual results could differ from those described herein and future results may be subject to numerous factors, many of which are beyond the control of the Company.
The "forward looking statements" reflect the Company's current view about future events and are subject to risks, uncertainties and assumptions. These risks, uncertainties and assumptions include:

     - The continued cooperation of the Company's lender, GMAC Commercial Credit LLC in waiving covenant violations, supporting its overadvance and not foreclosing on the Company's assets.

     -    Adverse consequences related to the Company's substantial debt.

     -    Continued losses through the aviation industry downturn.

     - Further write-downs of the Company's inventories and accounts receivable.

     - The Company's ability to acquire adequate inventory and to obtain favorable pricing for its inventory.

     -    Customer concentrations

The Company believes that its lender, GMAC, will continue to fund the Company's overadvance and waive its covenant violations. Were the Company's lender to foreclose on the Company's assets secured in its credit facility, the Company would be liquidated.

In order to stem the continued losses the Company has incurred, Management has reduced budgeted selling, general and administrative expenses. Budget cuts include reduced business travel, professional fees, the elimination of 5 sales and administrative positions and 15% to 25% salary cuts for the Company's management.

OVERVIEW

Net sales consist primarily of gross sales, net of allowance for returns and other adjustments. Cost of sales consists primarily of product costs, freight charges and an inventory provision for lower of cost or market estimates, damaged, excess and obsolete products. Product costs consist of the acquisition costs of the products and costs associated with repairs, maintenance and certification.

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

CONTINUING DEVELOPMENTS IN THE COMPANY'S MARKET ENVIRONMENT

Economic and other factors that are affecting the airline industry have negatively impacted, and may continue to negatively impact, the Company's business. Pricing of the inventory the Company needs for its business is affected to a degree by the overall economic condition of the airline industry, which has historically been volatile. The demand for after-market aircraft engines and parts is driven primarily by flying hours or cycles.

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

The aircraft parts aftermarket experienced a downturn during 2000, which has continued and worsened in 2001. As a result, a number of companies in the industry have encountered financial difficulties. Consequently, many companies within the industry have been forced to sell inventory at reduced prices in order to generate cash. The Company's gross margin and fair value of inventory have been negatively affected by these deteriorating conditions. Additionally, according to recent reports by a few large airlines, during 2001, the airline industry has begun to experience a significant slowdown in overall traffic, which the Company's management believes has reduced demand for aftermarket parts. The Company has experienced the affects of this downturn in the second quarter of 2001. As a result, the Company has recorded an increase to its inventory reserve of $1,285,000 for excess quantities and lower of cost or market writedowns.

The following table sets forth certain information relating to the Company's operations for the three months ended September 30, 2001 and 2000 (dollars in thousands):

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------
                                              2001                      2000
                                              ----                      ----

Net sales                                $  6,234         100.0%     $ 10,113         100.0%
Cost of sales                               6,257         100.4%        7,432          73.5%
                                         --------         -----      --------         -----

Gross profit                                  (23)         (0.4%)       2,680          26.5%

Selling and administrative expenses         2,468          39.6%        1,540          15.2%
Settlement Fine                              --             0.0%          642           8.6%
Non-recurring expenses                       --             0.0%          216           2.1%
                                         --------         -----      --------         -----
Income (loss) from operations              (2,492)        (40.0%)    $    283           2.8%

Interest expense, net                         746          12.0%          853           8.4%
Provision for income taxes                      3           0.0%            0           0.0%
                                         --------         -----      --------         -----

Net loss                                 $ (3,240)        (52.0%)    $   (570)         (5.6%)
                                         ========         =====      ========         =====

NET SALES. Net sales decreased from $10.1 million for the three months ended September 30, 2000 to $6.2 million for the three months ended September 30, 2001, a decrease of $3.9 million or 38.4%. This decrease was mainly the result of an overall slowdown in the aviation industry as a whole causing decreased demand for the Company's inventory sales.

COST OF SALES. Cost of sales decreased from $7.4 million for the three months ended September 30, 2000 to $6.3 million for the three months ended September 30, 2001, a decrease of $1.2 million or 15.8%. This decrease was primarily attributable to the 38.4% decrease in net sales, increases in the Company's reserves for excess and obsolete inventory and the overall decrease in gross margins due to the decline in the aviation market as a whole.

GROSS PROFIT. Gross profit decreased from $2.7 million or 26.5% of net sales for the three months ended September 30, 2000 to $0 gross margin or 0.0% of net sales for the three months September 30, 2001, a decrease of $2.7 million or 100.0%. The decrease in gross profit dollars and percentage of net sales is due to the substantial increase in inventory reserves of $1.3 million and pricing pressures due to the overall industry slowdown.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of wages and commission expense, bad debt expense, rent expense, professional fees, consulting expenses and travel expenses. The Company's selling and administrative expense increased from $1.5 million for the three months ended September 30, 2000 to $2.5 million for three months ended September 30, 2001, an increase of $.9 million or 60.3%. This increase is due primarily to a significant increase in the Company's allowance for bad debt caused by customers' financial condition deteriorating as a result of the slow-down in the aviation industry.

INCOME FROM OPERATIONS. The Company had income from operations of $.3 million for the three months ended September 30, 2000 compared to a loss from operations of $2.5 million for the three months ended September 30, 2001, a decrease of $2.8 million or 982.0%. The decrease in operating income is due to the decrease in gross margins and increases in selling and administrative expenses.

INTEREST EXPENSES. Net interest expense decreased from $853,000 for the three months ended September 30, 2000 to $746,000 for the three months ended September 30, 2001. This decrease was due to decreases in the Company's lending rate experienced in the third quarter.

NET LOSS. The Company had a net loss of $570,000 for the three months ended September 30, 2000 compared to a loss of $3.2 million for the three months ended September 30, 2001, due to the foregoing factors.

The following table sets forth certain information relating to the Company's operations for the nine months ended September 30, 2001 and 2000 (dollars in thousands):

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                               2001                        2000
                                               ----                        ----
Net sales                                   $ 24,647         100.0%     $ 28,385         100.0%
Cost of sales                                 21,707          88.1%       21,113          74.4%
                                            --------         -----      --------         -----
Gross profit                                   2,940          11.9%        7,272          25.6%

Selling and administrative expenses            7,005          28.4%        4,564          16.1%
Settlement Fine                                 --             0.0%          642           3.0%
Non-recurring expenses                          --             0.0%          238           0.8%
                                            --------         -----      --------         -----
Income (loss) from operations                 (4,065)        (16.5%)       1,828           6.4%

Interest expense, net                          2,294           9.3%        2,259           8.0%
Other income                                    --             0.0%            5           0.0%
                                            --------         -----      --------         -----

Loss before provision for income taxes        (6,359)        (25.8%)        (426)         (1.5%)

Provision for income taxes                         3           0.0%         --             0.0%
                                            --------         -----      --------         -----
Net loss                                    $ (6,362)        (25.8%)    $   (426)         (1.5%)
                                            ========         =====      ========         =====

NET SALES. Net sales were $28.4 million for the nine months ended September 30, 2000 and $24.6 million for the nine months ended September 30, 2001. The decrease in sales are due primarily to the industry slowdown the aviation industry has experienced in the second and third quarter of 2001. There have been substantial changes in the Company's customer base due to the overall decline in the aviation industry. The Company has increased its market share in South America and has incurred slowdowns in its European sales.

COST OF SALES. Cost of sales increased from $21.1 million for the nine months ended September 30, 2000 to $21.7 million for the nine months ended September 30, 2001, an increase of $594,000 or 2.8%. This increase was primarily attributable to pricing pressures due to the industry slow-down realized in the second and third quarter of 2001 and substantial increases in the Company's reserves for inventories of approximately $1.3 million.

GROSS PROFIT. Gross profit decreased from $7.3 million or 25.6% of net sales for the nine months ended September 30, 2000 to $2.9 million or 11.9% of net sales for the nine months September 30, 2001, a decrease of $4.3 million or 64.4%. The decrease in gross profit dollars and percentage of net sales is due to the substantial increase in inventory reserves and pricing pressures due to the overall industry slowdown.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of wages and commission expense, bad debt expense, rent expense, professional fees, consulting expenses and travel expenses. The Company's selling and administrative expense increased from $4.6 million for the nine months ended September 30, 2000 to $7.0 million for nine months ended September 30, 2001, an increase of $2.4 million or 53.5%. This increase is due primarily to a significant increase to the Company's bad debt reserve of

$666,000 caused by customers financial status deteriorating through the aviation industry slow-down, professional fees and travel expenses as the Company has tried to increase sales through new distribution channels.


INCOME FROM OPERATIONS. The Company had income from operations of $1.8 million for the nine months ended September 30, 2000 compared to a loss from operations of $4.1 million for the nine months ended September 30, 2001. The loss from operations is due to the decrease in gross margins and increases in selling and administrative expenses.

INTEREST EXPENSES. Interest expense was $2.3 million for the nine months ended September 30, 2000 and $2.3 million for the nine months ended September 30, 2001. The Company experienced greater use of its line of credit which was offset by decreases in the Company's lendor's lending rate.

NET LOSS. The Company had a net loss of $426,000 for the nine months ended September 30, 2000 compared to a loss of $6.4 million for the nine months ended September 30, 2001, due to the foregoing factors.


LIQUIDITY AND CAPITAL RESOURCES


The Company's cash flows from operating activities used $7.6 million and provided $375,000 in the nine months ended September 30, 2000 and 2001, respectively. The largest cash uses in the 2000 period were an increase in accounts receivable of $5.5 million, an increase in inventory of $3.3 million which includes a bulk purchase of $3.6 million, offset by an increase in accounts payable and checks issued not yet presented for payment totalling $1.3 million. For the 2001 period, cash was provided by operating activities primarily from increases in accounts payable of $1.1 million and a decrease in inventory (predominantly due to increased excess, obsolete and lower of cost or market reserves) and accounts receivable of $3.2 million and $2.7 million, respectively.

The 2000 financing activities provided cash of $7.7 million, primarily resulting from an increase in line of credit borrowings. The 2001 financing activities used $305,000 of cash due to principal payments on long-term debt and capital leases of $486,000 and $9,000, respectively, offset by a $190,000 increase on the Company's line of credit borrowings.

The Company had a working capital deficit of $20.2 million and $17.3 million as of September 30, 2001 and December 31, 2000, respectively. This was primarily due to increases in borrowings on the Company's line of credit and accounts payable resulting from the cash requirements for increases in the Company's operating losses and increases in the Company's reserves for excess and obsolete inventory and bad debts.

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


The Company's long-term debt consists of the following at September 30, 2001:
(i) term loan of $500,000 to GMAC, due in quarterly principal installments of $125,000 with an interest rate of 2.0 percent above the lenders alternate base rate; (ii) note payable of $100,000 to the founder of the Company (iii) capital lease obligations of $12,670, (v) settlement fee debt of $496,230, (vi) note payable of $300,000 to corporations' and (vii) note payable of $2,000,000 to GMAC, due in February 2010.

The Company's credit facility with GMAC is an asset-based line of credit secured by accounts receivable and inventory and is the primary source for the Company to finance its operations and growth. At September 30, 2001 the balance on the credit facility was $23,882,245. The Company may need to increase its capital base in order to continue to meet its growth objectives. There can be no assurance that such additional capital will be available on a timely basis or at acceptable terms.

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



Date     September 30, 2001            AVIATION DISTRIBUTORS, INC.
    ----------------------------





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