Form 10-Q/A
period 2001-09-30
AVIATION DISTRIBUTORS INC
filed 2001-12-10
CIK 1018645

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON_______ __, 2001
                                                       REGISTRATION NO. 333-8061
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-Q/A

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

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of wages and commission expense, bad debt expense, rent expense, professional fees, consulting expenses and travel expenses. The Company's selling and administrative expense increased from $1.5 million for the three months ended September 30, 2000 to $2.5 million for three months ended September 30, 2001, an increase of $.9 million or 60.3%. This increase is due primarily to a significant increase in the Company's allowance for bad debt caused by customers' financial condition deteriorating as a result of the slow-down in the aviation industry. The Company's bad debt reserve was increased by $866,000 in the three month period ended September 30, 2001. This increase is primarily attributable to three customers. One of these customers has filed for bankruptcy protection. The Company has reserved for 47% of this customer's total amount outstanding. The remainder of the balance was insured and the Company has filed an insurance claim to receive payment. The Company has increased its reserve for the other two customers' accounts to approximately 10% of the outstanding balance. The remainder of the increase reflects the increased risk the Company faces due to the deteriorating economic conditions within the aviation industry.

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

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses consisted primarily of wages and commission expense, bad debt expense, rent expense, professional fees, consulting expenses and travel expenses. The Company's selling and administrative expense increased from $4.6 million for the nine months ended September 30, 2000 to $7.0 million for nine months ended September 30, 2001, an increase of $2.4 million or 53.5%. This increase is due primarily to a significant increase to the Company's bad debt reserve of

$1,047,000 caused by customers financial status deteriorating through the aviation industry slow-down, professional fees and travel expenses as the Company has tried to increase sales through new distribution channels. The Company's bad debt reserve was increased by $1,047,000 in the nine month period ended September 30, 2001. This increase is primarily attributable to the third quarter charge of $866,000. This increase is primarily attributable to three customers. One of these customers has filed for bankruptcy protection. The Company has reserved for 47% of this customer's total amount outstanding. The remainder of the balance was insured and the Company has filed an insurance claim to receive payment. The Company has increased its reserve for the other two customers' accounts to approximately 10% of the outstanding balance. The remainder of the increase reflects the increased risk the Company faces due to the deteriorating economic conditions within the aviation industry.

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